Form 10QSB
period 1995-09-30
NASHVILLE SUPER 8 LTD
filed 1995-11-13
CIK 820062

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                            Form 10-Q

(MARK ONE)

   /X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                    OR

   / /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM          to
            COMMISSION FILE NUMBER:   33-16163-LA

      NASHVILLE SUPER 8 LTD., A CALIFORNIA LIMITED PARTNERSHIP

(Exact name of small business issuer as specified in its charter)

           CALIFORNIA                         33-0249749
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)         Identification Number)

     3145 Sports Arena Blvd.
         San Diego, CA                          92110
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:(619) 226-1212

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                   Yes   X     No
                       -----      -----

State the number of limited partnership interests outstanding as of the latest practicable date:  3,975

                 PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Incorporated herein is the following unaudited financial information:

     Balance Sheet as of September 30, 1995 and December 31,
1994.

     Statement of Operations for the three-month and nine-month periods ended September 30, 1995 and September 30, 1994.

     Statement of Cash Flows for the three-month and nine-month periods ended September 30, 1995 and September 30, 1994.

     Notes to Financial Statements.

                      NASHVILLE SUPER 8 LTD.
                 A California Limited Partnership
                           Balance Sheet
                            (Unaudited)
                             (Part 1)

                                      September 31,  December 31,
                                           1995          1994

          ASSETS
Current Assets:
 Cash and cash equivalents              $  184,822    $  411,064
 Accounts receivable                        25,840         4,355
 Operating supplies                         15,455        15,655
 Prepaid expenses                           20,743        12,550
 Due from affiliates (note 4)                    0         5,771
                                        ----------    ----------
Total current assets                       246,860       449,395

Investment property, at cost:
 Land                                      711,092       711,092
 Building and improvements               2,788,608     2,162,117
 Furniture, fixtures and equipment         599,016       535,210
                                        ----------    ----------

                                         4,098,716     3,408,419

 Less accumulated depreciation             863,680       760,620
                                        ----------    ----------
   Investment property, net of
    accumulated depreciation             3,235,036     2,647,799
                                        ----------    ----------

Deferred organization costs and
 Franchise fee, net (note 3)                13,667        14,417
Construction in progress                         0       219,133
                                        ----------    ----------

                                        $3,495,563    $3,330,744
                                        ----------    ----------
                                        ----------    ----------

         See accompanying notes to financial statements.

                      NASHVILLE SUPER 8 LTD.
                 A California Limited Partnership
                          Balance Sheet
                           (Unaudited)
                            (Part 2)

                                     September 31,   December 31,
                                          1995           1994
         LIABILITIES AND
    PARTNER'S CAPITAL ACCOUNTS
Current liabilities:
 Notes Payable (note 5)                 $    5,871    $        0
 Accounts payable and accrued expenses      94,004       142,846
 Due to affiliates (note 4)                 23,413         5,134
                                        ----------    ----------

Total current liabilities                  123,288       147,980
                                        ----------    ----------
Long-term debt, less
  current portion (note 5)                 173,388             0
                                        ----------    ----------

Total liabilities                          296,676       147,980
                                        ----------    ----------
Partners' capital accounts (deficit):
 General Partners:
  Cumulative net earnings                   15,355        (1,257)
  Cumulative cash distributions            (40,450)      (25,450)
                                        ----------    ----------

                                           (25,095)      (26,707)
 Limited partners:
  Capital contributions,
   net of offering costs                 3,449,823     3,449,823
  Cumulative net earnings                  138,204       (11,307)
  Cumulative cash distributions           (364,045)     (229,045)
                                        ----------    ----------

                                         3,223,982     3,209,471
                                        ----------    ----------

Total partners' capital accounts         3,198,887     3,182,764
                                        ----------    ----------

                                        $3,495,563    $3,330,744
                                        ----------    ----------
                                        ----------    ----------


         See accompanying notes to financial statements.

                                                 NASHVILLE SUPER 8 LTD.,
                                            A California Limited Partnership
                                                 Statement of Operations
                                                       (Unaudited)

                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                     ----------------------------        ----------------------------
                                        1995              1994              1995              1994
                                     ----------        ----------        ----------        ----------
Revenues:
  Room revenues                      $  376,552        $  334,925        $  911,216        $  748,709
  Phone revenues                          7,400             8,711            16,301            19,799
  Interest income                           869             2,061             3,332             4,745
  Other income                              705               593             1,875             1,440
                                     ----------        ----------        ----------        ----------

                                        385,526           346,290           932,724           774,693
                                     ----------        ----------        ----------        ----------

Expenses:
  Property operating expenses           145,741           118,214           354,110           283,673
  Depreciation                           34,467            33,441           103,060           100,412
  General and administrative             40,172            33,675           115,059           110,590
  Amortization                              250               250               750               750
  Management fees                        23,080            20,654            55,759            46,207
  Royalties                              22,594            20,119            54,656            45,072
  Real estate taxes                       6,144             8,435            23,814            25,555
  Marketing                              15,250            18,544            50,904            51,925
  Interest expense                        3,548                 0             8,489                 0
                                     ----------        ----------        ----------        ----------

                                        291,246           253,332           766,601           664,184
                                     ----------        ----------        ----------        ----------

Net earnings                         $   94,280        $   92,958        $  166,123        $  110,509
                                     ----------        ----------        ----------        ----------
                                     ----------        ----------        ----------        ----------

Net earnings per limited
 partnership interest                $    21.35        $    21.05        $    37.61        $    25.02
                                     ----------        ----------        ----------        ----------
                                     ----------        ----------        ----------        ----------







         See accompanying notes to financial statements.

                                            NASHVILLE SUPER 8 LTD.,
                                       A California Limited Partnership
                                            Statement of Cash Flows
                                         Three Months and Nine Months
                                Ended September 30, 1995 and September 30, 1994
                                                  (Unaudited)

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                      ----------------------------        ----------------------------
                                                         1995              1994              1995              1994
                                                      ----------        ----------        ----------        ----------


Cash flows from operating activities:
  Net earnings                                        $   94,280        $   92,958        $  166,123        $  110,509
  Adjustments to reconcile net earnings to cash:
    Depreciation and amortization                         34,717            33,691           103,810           101,162
    Changes in assets and liabilities:
      (Increase) decrease in other assets:                (6,668)            3,926           (29,478)           (9,673)
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses              2,413            12,407           (48,842)           12,424
        Due to/from Affiliates                             8,346             4,922            24,050             1,180
                                                      ----------        ----------        ----------        ----------

Net cash provided by operating activities                133,088           147,904           215,663           215,602
                                                      ----------        ----------        ----------        ----------

Cash flows used in or provided
 from investing activities:
  Acquisition and construction costs
   of investment property                                (18,384)          (35,854)         (471,164)          (57,343)
                                                      ----------        ----------        ----------        ----------

Net cash provided from investing activities              (18,384)          (35,854)         (471,164)          (57,343)
                                                      ----------        ----------        ----------        ----------

Cash flows from financing activities:
  Increase (decrease) to Notes payable                    (5,000)                0           179,259                 0
  Cash distributions to partners                        (150,000)                0          (150,000)                0
                                                      ----------        ----------        ----------        ----------

Net cash (used in) financing activities                 (155,000)                0            29,259                 0
                                                      ----------        ----------        ----------        ----------

Net increase (decrease) in cash                          (40,296)          112,052          (226,242)          158,261

Cash and cash equivalents at beginning of period         225,118           330,660           411,064           284,451
                                                      ----------        ----------        ----------        ----------

Cash and cash equivalents at end of period            $  184,822        $  442,712        $  184,822        $  442,712
                                                      ----------        ----------        ----------        ----------
                                                      ----------        ----------        ----------        ----------





                               See accompanying notes to financial statements.

                     NASHVILLE SUPER 8 LTD.,
                A California Limited Partnership
                  Notes to Financial Statements
                       September 30, 1995
                          (Unaudited)


Readers of this quarterly report should refer to the partnership audited financial statements and annual report Form 10-KSB (File No. 33-16163-LA) for the period ended December 31, 1994, as certain footnote disclosures which would substantially duplicate those contained in such financial reports have been omitted from this report.

1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nashville Super 8 Ltd., A California Limited Partnership (the Partnership), (formerly Motels of America Series XI), a California Limited Partnership, was formed on September 1, 1988 pursuant to the California Revised Uniform Limited Partnership Act. The purpose of the Partnership is to construct, own, and operate a 110-room "economy" motel under a Super 8 Franchise. The motel was opened in April 1989.

The following is a summary of the Partnership's significant accounting policies:

    CASH AND CASH EQUIVALENTS

The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

    INVESTMENT PROPERTY

Investment property is recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 5 to 35 years. Maintenance and repair costs are expensed as incurred, while significant improvements, replacements, and major renovation are capitalized.

    FRANCHISE FEES

Franchise fees are amortized over the 20-year life of the franchise agreement. Organization costs are amortized over a 60-month period.

    INCOME TAXES

No provision for income taxes has been made as any liability for such taxes would be that of the partners rather than the Partnership.

Net income per interest is based upon the 90% allocated to limited partners divided by 3,975 limited partner interests outstanding throughout the year.







                                            (Continued)
                              7

                   NASHVILLE SUPER 8 LTD.,
               A California Limited Partnership
           Notes to Financial Statements, Continued


2.  PARTNERSHIP AGREEMENT

Net income or loss and cash distributions from operations of the Partnership are allocated 90% to the limited partners and 10% to the general partner. Profits from the sale or other disposition of Partnership property are to be allocated to the general partner until its capital account equals zero; thereafter, to the limited partners until their capital accounts equal their capital contributions reduced by prior distributions of cash from sale or refinancing plus an amount equal to a cumulative but not compounded annual 8% return thereon which cumulative return shall be reduced (but not below zero) by the aggregate amount of prior distributions of cash available for distribution; thereafter, gain shall be allocated 15% to the general partner and 85% to the limited partners. Loss from sale shall be allocated 1% to the general partner and 99% to the limited partners.

3.  FRANCHISE AGREEMENT

The Partnership has entered into a twenty-year franchise agreement with Super 8 Motels, Inc. to provide the Partnership with consultation in the areas of design, construction and operation of the motel. The agreement required the payment of an initial fee of $20,000 and ongoing royalties equal to 4% of gross room revenues and a chain-affiliated advertising fee equal to 2% of gross room revenues.

During 1994, the franchise agreement was amended to reduce the Partnership's area of protection in exchange for the franchisor reducing by one-half the liquidated damages that would be payable by the Partnership in the event it elects an early termination of the franchise agreement. In addition, if the franchisor grants a franchise in the released area and the occupancy rate at the Partnership's motel drops by three or more points for any twelve month period, the Partnership may obtain a 1% of gross room sales reduction in royalties payable for the balance of the franchise agreement or terminate the franchise agreement upon payment of the reduced liquidated damages.

4.  RELATED PARTY TRANSACTIONS

The motel is operated pursuant to a management agreement with GHG. The agreement provides for the payment of monthly management fees of 6% of gross revenues.

The Partnership has agreed to reimburse GHG for certain expenses related to services performed in maintaining the books and administering the affairs of the Partnership.

GHG and an affiliate, GMS Management Services, Inc. (GMS), allocate to the Partnership certain marketing, accounting, and maintenance salaries and certain other expenses directly related to the operation of the Partnership.




                                                      (Continued)

                     NASHVILLE SUPER 8 LTD.,
                A California Limited Partnership
            Notes to Financial Statements, Continued

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months ended September 30, 1995 and September 30, 1994 are as follows:

                          Three Months Ended   Nine Months Ended
                          9/30/95    9/30/94   9/30/95    9/30/94


Management Fees           $23,080    $20,654   $55,759    $46,207
Reimbursement for
  partnership admini-
  stration expenses       $ 5,415    $ 5,385   $16,238    $16,155


In addition, all motel employees are paid by GMS. The Partnership reimbursed GMS $62,347 for the wages of these employees including a one percent processing fee. At September 30, 1995, $23,413 was owed to GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT

The Partnership borrowed $184,259 to partially fund the $601,500 spent on the indoor swimming pool, workout center and spa, and renovation of the lobby and certain guest rooms. The note is with First Bank & Trust of Tennessee. The Partnership was approved for a credit line of $500,000 but only $184,259 was used. As of September 30, 1995, the principal balance of $179,259 and accrued interest of $1,564 to September 30, 1995 was due. This balance is payable in monthly installments of approximately $2,154 including interest at two points over the index which is the New York Consensus Prime as quoted in the Wall Street Journal. The present interest rate is 10.75%. The final balance is due August 2009. The note is secured by a first priority deed of trust on the Partnership's motel.

6.  COMMITMENTS AND CONTINGENCIES

Construction of an indoor swimming pool, workout center and spa, and renovation of the lobby and certain guest rooms has been completed. The cost of completing the project was $601,500 as of September 30, 1995. Payment for construction and renovation costs was made from cash funds of the Partnership, and a loan from First Bank & Trust of Tennessee in the amount of $184,259.

7.  ADJUSTMENTS

In the opinion of the general partners, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the nine months ended September 30, 1995.

                                                      (Continued)
                                    9

                     NASHVILLE SUPER 8 LTD.,
                A California Limited Partnership
            Notes to Financial Statements, Continued


8.   SUBSEQUENT EVENT

In November 1995, the Partnership paid a distribution of $89,999.17 to the limited partners.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition:

On September 1, 1987, the Partnership commenced its public offering pursuant to its Prospectus. On September 27, 1988, the Partnership completed the public offering. The Partnership received $3,449,823 (net of offering costs of $525,177) from the sale of limited partnership interests. These funds were available for investment in property, to pay legal fees and other costs related to the investments, to pay operating expenses, and for working capital. The majority of the proceeds was used to acquire and construct the 110-room "economy" motel on approximately 2 acres of land.

The effect of current operations on liquidity was net cash provided from operating activities of $215,663 for the nine months ending September 30, 1995. Investment property expenditures were $471,164 for the nine months ended September 30, 1995, of which $184,259 was funded by a long-term note with First Bank & Trust of Tennessee (see Note 5).

At September 30, 1995, the Partnership had cash and cash equivalents of approximately $184,822. Such funds will be utilized to make distributions to partners and for working capital requirements.

Results of Operations:

For the three months ended September 30, 1995, room revenues were $376,552, the occupancy rate was 77.98% and the average daily rate was $49.05. This compares to the three months ended September 30, 1994 when room revenues were $334,925, the occupancy rate was 77.16% and the average daily rate was $42.89.

For the nine months ended September 30, 1995, room revenues were $911,216, the occupancy rate was 72.78% and the average daily rate was $43.04. This compares to the nine months ended September 30, 1994, when the room revenues were $748,709, the occupancy rate was 61.63% and the average daily rate was $40.46.

The increase in room revenues in 1995 from 1994 shows an increase in the occupancy rate and average rate. In 1993, 1994 and 1995, the Partnership increased its sales efforts, which included close contact with area welcome centers, groups and airport businesses and the use of billboards. As a result, the occupancy rate increased. Increased occupancy caused property operating expenses to increase to $354,110 for the nine months ended September 30, 1995 from $283,673 for the nine months ended September 30, 1994.

The Nashville area has continued to gain new attractions. This and other factors have increased tourist traffic to the area, and management believes that the Partnership will continue to experience increased occupancy because of the addition of a swimming pool and related facilities. The swimming pool addition will increase the value of the property and has increased occupancy and average daily rate.



                                                                (continued)
                                    11

Seasonality:

The motel business is seasonal with the third quarter being the strongest due to the tourist business and the last half of the fourth quarter and the first half of the first quarter being the weakest.


                                                      (Continued)
                                12

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)        NASHVILLE SUPER 8 LTD.,
                    A California Limited Partnership
                    By:  GHG Hospitality, Inc.
                         Corporate General Partner

BY (SIGNATURE)      /s/ J. Mark Grosvenor
(NAME AND TITLE)    J. Mark Grosvenor, President and Director
(DATE)              November 10, 1995

BY (SIGNATURE)      /s/ Sylvia Mellor Clark
(NAME AND TITLE)    Controller
(DATE)              November 10, 1995