Form 10KSB
period 1995-12-31
NASHVILLE SUPER 8 LTD
filed 1996-03-28
CIK 820062

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-KSB

           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 31, 1995

                Commission File No.: 33-16163-LA

    Nashville Super 8 Ltd., A California Limited Partnership
         (Name of small business issuer in its charter)

          California                          33-0249749
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)           Identification No.)

3145 Sports Arena Blvd., San Diego, California           92110
(Address of principal executive offices)               Zip Code

Issuer's telephone number:   (619) 226-1212

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

                              None
                        (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

State issuer's revenues for its most recent fiscal year:
$1,153,662.

The aggregate market value of the voting securities held by non-affiliates is not determinable as there is no established market and the securities have only limited voting rights.

State the number of limited partnership interests outstanding as of December 31, 1995: 3,975 interests held by 586 limited partners.

DOCUMENT INCORPORATED BY REFERENCE

Definitive Prospectus dated September 1, 1987, as supplemented
August 31, 1988, is incorporated by reference into Part III.

                             PART I

Item 1.  Business

         Nashville Super 8 Ltd., A California Limited
Partnership, formerly Motels of America Series XI, A California Limited Partnership, (the Partnership) was formed on September 1, 1988 pursuant to the California Revised Uniform Limited Partnership Act. As of December 31, 1995, the Partnership consisted of a general partner, GHG Hospitality, Inc. (GHG), and 586 limited partners owning 3,975 limited partnership interests. The limited partnership interests sold at a public offering price of $1,000 each commencing September 1, 1987 pursuant to a Registration Statement on Form S-18 under the Securities Act of 1933 (Registration 33-16163-LA). The offering of $3,975,000 was fully subscribed and closed on September 27, 1988.

         The Partnership was organized to acquire a parcel of property located near the Nashville Metropolitan Airport in Nashville, Tennessee, and to build and operate a 110-room "economy" motel as a franchise of Super 8 Motels, Inc. The motel opened for business on April 23, 1989 under a 20-year franchise agreement with Super 8 Motels, Inc. The agreement required the payment of initial franchise fees of $20,000 and requires ongoing royalties equal to 4% of gross room revenues and chain-affiliated advertising fees equal to 2% of gross room revenues. Since January 1, 1990, the motel has been operated pursuant to a management agreement with GHG.

         The profitability of a motel is subject to general economic risks, the management ability of the operator, intense competition, desirability of a particular location, and other factors relating to its operations. The demand for particular accommodations may vary seasonally and may be affected by economic recessions, changes in travel patterns caused by changes in energy prices, strikes, relocation of highways, the construction of additional highways and other factors. To meet competition in the industry and to maintain economic values, continuing expenditures must be made for modernizing, refurnishing, and maintaining existing facilities prior to the expiration of their anticipated useful lives.

         There is no assurance that the Partnership's motel can be profitably operated. Further, there is no assurance the motel can be sold at a profit. Consequently, there is no guarantee of any profit or that the limited partners' investments will be preserved against loss.

         There is significant competition in the lodging market. The Partnership is in competition either directly or indirectly with a large number of hotels and motels of varying quality and sizes, including other motels which are part of national or regional chains. Such hotels and motels may have greater financial resources and personnel with more experience than the Partnership and the general partner.

         The Partnership has no employees.

Item 2.  Property

         The Partnership acquired the following property in September 1988. The Partnership does not intend to acquire any additional property.

         Property name and address      Property description
         -------------------------      --------------------

         Nashville Super 8 Motel        A 110-room "economy"
         Metropolitan Airport Center    motel on approximately
         Nashville, Tennessee           2 acres of land.

         The Partnership purchased the land for $711,000, including closing costs, and constructed the motel.

         In 1995, significant improvements to the property were completed. These include completion of a swimming pool and fitness center, improvements to lobby area, and renovation of certain guest rooms. The total cost of the project was approximately $677,300.

        In the opinion of the Partnership's management, the property is adequately covered by insurance.

        The property is subject to a trust deed with a balance of $179,014, as of December 31, 1995.

Item 3.  Legal Proceedings

         The Partnership is not subject to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                             PART II

Item 5.  Market for Limited Partnership Interests and Related
         Partner Matters

         There is no public trading market for the Partnership's limited partnership interests. There were approximately 586 holders of the Partnership's 3,975 limited partnership interests as of December 31, 1995. Cash distributions of $224,998 were paid to limited partnership interests in 1995. No cash distributions were paid to limited partnership interests in 1994.

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Financial Condition:

         On September 1, 1987, the Partnership commenced its public offering pursuant to its Prospectus. On September 27, 1988, the Partnership completed the public offering. The Partnership received $3,449,823 (net of offering costs of $525,177) from the sale of limited partnership interests. These funds were available for investment in property, to pay legal fees and other costs related to the investments, to pay operating expenses, and for working capital. The majority of the proceeds were used to acquire and construct the property identified in
Item 2 above.

         The Partnership's liquidity is indicated by net working capital which was $23,171 at December 31, 1995 and $301,415 at December 31, 1994. The decrease in net working capital is attributable to investment property expenditures of $559,306 and cash distributions to partners of $249,998 less net cash provided by operating activities of $275,434 and net proceeds of long-term debt of $179,014 in 1995.

         Construction of an indoor swimming pool, workout center, and spa and renovations of the lobby and certain guest rooms were completed in 1995. The total cost of the project was approximately $677,300. The project's cost was funded by cash from operations and a loan of $184,258 from First Bank & Trust of Tennessee. As of December 31, 1995, a principal balance of $179,014 was outstanding on this note. The note is payable in monthly installments of approximately $2,150 including interest at two points over the index which is the New York Consensus Prime as quoted in the Wall Street Journal. The interest rate at December 31, 1995 was 10.75%. The final balance is due August 2009. The note is secured by a first priority deed of trust on the Partnership's motel.

         During 1994, the franchise agreement with Super 8 was amended to reduce the Partnership's area of protection in exchange for the franchisor reducing by one-half the liquidated damages that would be payable by the Partnership in the event it elects an early termination of the franchise agreement. The area of protection released by the Partnership is small in relation to the original area of protection and is to the south and west of the Partnership's motel, away from Opryland and other growth areas. In addition, if the franchisor grants a franchise in the released area and the occupancy rate at the Partnership's motel drops by three or more percentage points for any twelve month period, the Partnership may obtain a 1% of gross room sales reduction in royalties payable for the balance of the franchise agreement or terminate the franchise agreement upon payment of the reduced liquidated damages. Management has been considering changing to another national franchisor due to the proliferation of Super 8 motels in the Nashville area. However, there are no immediate plans to make such a change.

         Results of Operations:

         Net income was $137,220 in 1995 and $110,658 in 1994.
Total revenues were $1,153,662 in 1995 and $977,423 in 1994. The property operated at an occupancy of 65.38% in 1995 and 58.61% in 1994. The average daily room rate was $44.28 in 1995 and $40.00 in 1994. The increase in net income and room revenues in 1995 relates to the increase in the occupancy rate and the average daily room rate. In 1994 and 1995, the Partnership increased its sales efforts, which included close contacts with area welcome centers, groups, and airport businesses and the use of billboards. Continued efforts by the Nashville Chamber of Commerce, Convention Center, and Gaylord Entertainment also contributed to the increased occupancy rate and average daily room rate. Increased occupancy caused property operating expenses, maintenance, management fees, and royalties to increase.

         Management believes the Partnership should experience further occupancy rate and average daily room rate increases in 1996 due to increasing tourism and corporate business. The Nashville area has continued to gain new attractions. This and other factors have increased tourist traffic to the area, and management believes that the Partnership should continue to experience increased occupancy because of the addition of the swimming pool and related facilities.

         The effect of current operations on liquidity was net cash provided by operating activities of $275,434 in 1995 and $262,444 in 1994.

         Seasonality:

         The motel business is seasonal with the third quarter being the strongest due to the tourist business and the last half of the fourth quarter and the first half of the first quarter being the weakest.

Item 7.  Financial Statements and Supplementary Data


                     NASHVILLE SUPER 8 LTD.,
                A California Limited Partnership



                            I N D E X

                                                            Pages


Independent Auditor's Report                                   7


Balance Sheets, December 31, 1995 and 1994                    8-9


Statements of Operations, Years Ended December 31, 1995
  and 1994                                                    10


Statements of Partners' Capital, Years Ended December 31,
  1995 and 1994                                               11


Statements of Cash Flows, Years Ended December 31, 1995
  and 1994                                                    12


Notes to Financial Statements                               13-15

                  Independent Auditor's Report



The Partners
Nashville Super 8 Ltd.,
A California Limited Partnership

     We have audited the balance sheets of Nashville Super 8 Ltd., A California Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville Super 8 Ltd., A California Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Levitz, Zacks & Ciceric
San Diego, California
February 12, 1996

                          NASHVILLE SUPER 8 LTD.,
                     A California Limited Partnership
                              Balance Sheets
                        December 31, 1995 and 1994
                               (Part 1 of 2)

          ASSETS                                1995           1994
                                             ----------     ----------
Current Assets:
  Cash and cash equivalents                  $   56,208     $  411,064
  Accounts receivable                             6,490          4,355
  Operating supplies                             15,455         15,655
  Prepaid expenses                               10,439         12,550
  Due from affiliate                              7,899          5,771
                                             ----------     ----------

      Total current assets                       96,491        449,395
                                             ----------     ----------

Investment property, at cost:
  Land                                          711,092        711,092
  Building and improvements                   2,796,407      2,162,117
  Furniture, fixtures and equipment             608,295        535,210
                                             ----------     ----------
                                              4,115,794      3,408,419

  Less accumulated depreciation                 910,756        760,620
                                             ----------     ----------

      Investment property, net                3,205,038      2,647,799
                                             ----------     ----------

Other Assets:
  Franchise fees, net                            13,417         14,417
  Construction in progress                          -0-        219,133
                                             ----------     ----------

      Total other assets                         13,417        233,550
                                             ----------     ----------

      Total assets                           $3,314,946     $3,330,744
                                             ----------     ----------
                                             ----------     ----------

             See accompanying notes to financial statements.

                          NASHVILLE SUPER 8 LTD.,
                     A California Limited Partnership
                              Balance Sheets
                        December 31, 1995 and 1994
                               (Part 2 of 2)

   LIABILITIES AND PARTNERS' CAPITAL            1995           1994
                                             ----------     ----------
Current Liabilities:

  Accounts payable                           $   12,596     $   91,921
  Accrued expenses                               52,442         50,925
  Due to affiliates                                 908          5,134
  Current portion of long-term debt               7,374            -0-
                                             ----------     ----------

      Total current liabilities                  73,320        147,980

Long-term debt, less current portion            171,640            -0-
                                             ----------     ----------

      Total liabilities                         244,960        147,980
                                             ----------     ----------
Partners' Capital:
  General partner:
    Cumulative net income (loss)                 12,463         (1,257)
    Cumulative cash distributions               (50,450)       (25,450)
                                             ----------     ----------
                                                (37,987)       (26,707)
                                             ----------     ----------
  Limited partners (3,975 interests):
    Capital contributions,
      net of offering costs                   3,449,823      3,449,823
    Cumulative net income (loss)                112,193        (11,307)
    Cumulative cash distributions              (454,043)      (229,045)
                                             ----------     ----------
                                              3,107,973      3,209,471
                                             ----------     ----------
      Total partners' capital                 3,069,986      3,182,764
                                             ----------     ----------
      Total liabilities and
        partners' capital                    $3,314,946     $3,330,744
                                             ----------     ----------
                                             ----------     ----------

             See accompanying notes to financial statements.

                          NASHVILLE SUPER 8 LTD.,
                     A California Limited Partnership
                         Statements of Operations
                  Years Ended December 31, 1995 and 1994

                                                1995           1994
                                             ----------     ----------
Revenues:
  Room revenues                              $1,127,259     $  941,285
  Phone revenues                                 20,101         25,367
  Interest income                                 3,911          7,854
  Other                                           2,391          2,917
                                             ----------     ----------
      Total revenues                          1,153,662        977,423
                                             ----------     ----------
Expenses:
  Property operating expenses                   393,521        341,630
  Depreciation                                  150,136        137,726
  General and administrative                    125,057        122,065
  Marketing                                      74,801         63,634
  Management fees                                68,985         58,113
  Royalties and advertising                      67,616         56,477
  Repairs and maintenance                        57,249         31,974
  Real estate taxes                              34,038         33,741
  Property and liability insurance               29,098         20,405
  Interest expense                               14,941            -0-
  Amortization                                    1,000          1,000
                                             ----------     ----------
      Total expenses                          1,016,442        866,765
                                             ----------     ----------
      Net income                             $  137,220     $  110,658
                                             ----------     ----------
                                             ----------     ----------
      Net income per interest                $    31.07     $    25.05
                                             ----------     ----------
                                             ----------     ----------

             See accompanying notes to financial statements.

                       NASHVILLE SUPER 8 LTD.,
                  A California Limited Partnership
                  Statements of Partners' Capital
               Years Ended December 31, 1995 and 1994

                                  General Partner                                Limited Partners
                         ---------------------------------    ----------------------------------------------------
                         Cumulative  Cumulative                              Cumulative   Cumulative                   Total
                         Net Income     Cash                     Capital     Net Income      Cash                    Partners'
                           (Loss)   Distributions  Total      Contributions    (Loss)    Distributions    Total       Capital
                         ---------- ------------- --------    -------------  ----------  -------------  ----------   ----------

Balance,
  January 1, 1994        $(12,323)    $(25,450)    $(37,773)    $3,449,823   $(110,899)    $(229,045)   $3,109,879   $3,072,106

Net income, year ended
  December 31, 1994        11,066          -0-       11,066            -0-      99,592           -0-        99,592      110,658
                         --------     --------     --------     ----------   ---------     ---------    ----------   ----------
Balance,
  December 31, 1994        (1,257)     (25,450)     (26,707)     3,449,823     (11,307)     (229,045)    3,209,471    3,182,764

Net income, year ended
  December 31, 1995        13,720          -0-       13,720            -0-     123,500           -0-       123,500      137,220

Cash distributions
  ($56.61 per interest)       -0-      (25,000)     (25,000)           -0-         -0-      (224,998)     (224,998)    (249,998)

                         --------     --------     --------     ----------   ---------     ---------    ----------   ----------

Balance,
  December 31, 1995      $ 12,463     $(50,450)    $(37,987)    $3,449,823   $ 112,193     $(454,043)   $3,107,973   $3,069,986
                         --------     --------     --------     ----------   ---------     ---------    ----------   ----------
                         --------     --------     --------     ----------   ---------     ---------    ----------   ----------

               See accompanying notes to financial statements.

                           NASHVILLE SUPER 8 LTD.,
                      A California Limited Partnership
                          Statements of Cash Flows
                   Years Ended December 31, 1995 and 1994

                                                      1995        1994
                                                   ---------    ---------
Cash flows from operating activities:
  Net income                                       $ 137,220    $ 110,658
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                    151,136      138,726
    (Increase) decrease in:
      Accounts receivable                             (2,135)         131
      Operating supplies                                 200         (200)
      Prepaid expenses                                 2,111       (2,617)
      Due from affiliate                              (2,128)          79
    Increase (decrease) in:
      Accounts payable                                (8,261)       7,559
      Accrued expenses                                 1,517        9,483
      Due to affiliates                               (4,226)      (1,375)
                                                   ---------    ---------
        Net cash provided by operating
         activities                                  275,434      262,444
                                                   ---------    ---------
Cash flows from investing activities:
  Investment property expenditures                  (559,306)    (135,831)
                                                   ---------    ---------
        Net cash used in investing activities       (559,306)    (135,831)
                                                   ---------    ---------
Cash flows from financing activities:
  Proceeds of note payable                           184,258          -0-
  Payments of note payable                            (5,244)         -0-
  Cash distributions to partners                    (249,998)         -0-
                                                   ---------    ---------
        Net cash used in financing activities        (70,984)         -0-
                                                   ---------    ---------
        Net increase (decrease) in cash and cash
         equivalents                                (354,856)     126,613

Cash and cash equivalents, beginning of year         411,064      284,451
                                                   ---------    ---------
Cash and cash equivalents, end of year             $  56,208    $ 411,064
                                                   ---------    ---------
                                                   ---------    ---------
Supplemental disclosure of cash flow information:
    Interest paid                                  $ (14,941)   $     -0-
                                                   ---------    ---------
                                                   ---------    ---------

Supplemental schedule of noncash investing and financing activities:
    During 1994, the Partnership financed $71,064 of construction in progress through accounts payable which were paid in 1995.

               See accompanying notes to financial statements.

Note 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         Nashville Super 8 Ltd., A California Limited Partnership (the Partnership), formerly Motels of America Series XI, A California Limited Partnership, was formed on September 1, 1988 pursuant to the California Revised Uniform Limited Partnership Act. The purpose of the Partnership is to construct, own, and operate a 110-room "economy" motel under a Super 8 franchise.
The motel was opened in April 1989.

         The following is a summary of the Partnership's significant accounting policies:

         Cash and Cash Equivalents

         The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

         Investment Property

         Investment property is recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 7 to 39 years. Maintenance and repairs costs are expensed as incurred, while significant improvements, replacements, and major renovations are capitalized.

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

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 2.  PARTNERSHIP AGREEMENT

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

Note 3.  FRANCHISE AGREEMENT

         The Partnership has entered into a twenty-year franchise agreement with Super 8 Motels, Inc. to provide the Partnership with consultation in the areas of design, construction, and operation of the motel. The agreement required the payment of initial franchise fees of $20,000 and requires ongoing royalties equal to 4% of gross room revenues and chain-affiliated advertising fees equal to 2% of gross room revenues.

Note 3.  FRANCHISE AGREEMENT (continued)

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

Note 4.  LONG-TERM DEBT

         The Partnership has a note payable to a bank due in monthly installments of approximately $2,150, including interest at the bank's index rate plus 2% (10.75% at December 31, 1995) through August 2009. The note is secured by a first priority deed of trust on the Partnership's motel. The fair value of long-term debt approximates its carrying amount based on the borrowing rates currently available to the Partnership for loans with similar terms.

         Principal payments on this note are due as follows:

                 1996                        $  7,374
                 1997                           8,163
                 1998                           9,063
                 1999                          10,062
                 2000                          11,170
                 Thereafter                   133,182
                                             --------
                                             $179,014
                                             --------
                                             --------

Note 5.  RELATED PARTY TRANSACTIONS

         The motel is operated pursuant to a management agreement with the general partner, GHG Hospitality, Inc. (GHG). The agreement provides for the payment of monthly management fees of 6% of gross revenues.

         The Partnership has agreed to reimburse GHG for certain expenses related to services performed in maintaining the books and administering the affairs of the Partnership.

         GHG and an affiliate, Grosvenor Management Services,
Inc. (GMS), allocate to the Partnership certain marketing and accounting salaries and certain other expenses directly related to the operations of the Partnership.

         Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the years ended
December 31, 1995 and 1994 are as follows:

                                               1995        1994

          Management fees                    $ 68,985    $ 58,113
          Reimbursement for partnership
            administration expenses            22,947      21,665
          Salaries and other allocated
            expenses                           44,311      46,420

                                             $136,243    $126,198

         In addition, all motel employees are paid by GMS.  The
Partnership reimbursed GMS $268,758 in 1995 and $245,397 in 1994, including a one percent processing fee, for the wages of these employees.

Item 8.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None

                            PART III

Item 9.  Directors and Executive Officers of the Registrant

         The general partner has general responsibility and ultimate authority in all matters affecting the business of the Partnership.

         The general partner and its directors and executive officers as of December 31, 1995 are as follows:

         GHG HOSPITALITY, INC. (GHG) was incorporated in November
1989 under the laws of the state of Delaware. GHG was elected as general partner effective January 1, 1990.

         J. MARK GROSVENOR, 48, is President and a Director of GHG. From 1976 to 1988, he served as chief executive officer of Nite Lite Inns, a California corporation, which owned Grosvenor Enterprises, a California limited partnership, which owns Grosvenor Inn. In 1984, he acquired Medallion Foods, Inc., a food processing company, located in Newport, Arkansas. Mr. Grosvenor graduated from San Diego State University with a bachelor's degree in business and finance.

         STEPHEN D. BURCHETT, 36, is Vice President of GHG. From 1984 to 1991 he worked in private business law practice in San Diego, California with Schall, Boudreau & Gore and Kaufman, Lorber, Grady & Farley. Mr. Burchett graduated from California State University Fullerton in 1981 with a bachelor's degree in finance and from the University of Santa Clara School of Law in 1984 with a juris doctorate.

         SYLVIA MELLOR CLARK, 51, is Controller of GHG. In 1978, she joined Grosvenor Industries, Inc., where she is controller and a director. Prior to joining Grosvenor Industries, Inc., she operated her own accounting firm from 1976 to 1978. Ms. Clark graduated from San Diego State University and National University.

Item 10. Executive Compensation

         The Partnership has not paid and does not propose to pay any executive compensation to the general partner or any of its affiliates (except as described in Item 12 below). There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management

        (a) No person or group is known to the Partnership to be the beneficial owner of more than 5% of the outstanding limited partnership interests in the Partnership.

        (b) The general partner does not directly or indirectly own any limited partnership interests in the Partnership. The general partner does not possess a right to acquire beneficial ownership of limited partnership interests in the Partnership.

         (c)  There are no arrangements, known to the
Partnership, which may result in a change in control of the Partnership.

Item 12. Certain Relationships and Related Transactions

         The motel is operated pursuant to a management agreement with GHG. The agreement provides for the payment of monthly management fees of 6% of gross revenues.

         The Partnership has agreed to reimburse GHG for certain expenses related to services performed in maintaining the books and administering the affairs of the Partnership.

         GHG and an affiliate, Grosvenor Management Services,
Inc. (GMS), allocate to the Partnership certain marketing, accounting, and maintenance salaries and other expenses directly related to the operation of the Partnership.

         Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the years ended
December 31, 1995 and 1994 are as follows:

                                               1995        1994
                                             --------    --------
         Management fees                     $ 68,985    $ 58,113
         Reimbursement for partnership
           administration expenses             22,947      21,665
         Salaries and other
            allocated expenses                 44,311      46,420
                                             --------    --------
                                             $136,243    $126,198
                                             --------    --------
                                             --------    --------

         In addition, all motel employees are paid by GMS.  The
Partnership reimbursed GMS $268,758 in 1995 and $245,397 in 1994, including a one percent processing fee, for the wages of these employees.

Item 13. Exhibits and Reports on Form 8-K

         (a) The following documents are filed as part of this report:

              1.  Financial Statements (see Index to Financial
                  Statements filed with this annual report).

              2.  Exhibits:

                  3-A. The Prospectus of the Partnership dated
                       September 1, 1987, as supplemented August
                       31, 1988, as filed with the Commission, is hereby incorporated herein by reference.

                  3-B. Agreement of Limited Partnership set forth
                       as Exhibit B to the Prospectus, as filed with the Commission, is incorporated herein by reference.

                  3-C. Amendment to Agreement of Limited
                       Partnership dated January 1, 1990, as
                       filed with the Commission, is incorporated herein by reference.

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

         No annual report or proxy material for the fiscal year 1995 has been sent to the limited partners of the Partnership. An annual report will be sent to the limited partners subsequent to this filing and the Partnership has incorporated such reports in this filing.

                           SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASHVILLE SUPER 8 LTD.,
A California Limited Partnership

By:  GHG Hospitality, Inc.
     Corporate General Partner



By:  /s/ J. Mark Grosvenor                  Date: March 12, 1996
     J. Mark Grosvenor
     President and Director of GHG


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  GHG Hospitality, Inc.
     Corporate General Partner



By:  /s/ J. Mark Grosvenor                  Date: March 12, 1996
     J. Mark Grosvenor
     President and Director of GHG



By:  /s/ Stephen D. Burchett                Date: March 12, 1996
     Stephen D. Burchett
     Vice President of GHG



By:  /s/ Sylvia Mellor Clark                Date: March 12, 1996
     Sylvia Mellor Clark
     Controller of GHG