Form 10QSB
period 1996-03-31
NASHVILLE SUPER 8 LTD
filed 1996-05-15
CIK 820062

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

              Form 10-QSB - Quarterly or Transitional Report

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

/   /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from          to

                Commission File Number: 33-16163-LA


       Nashville Super 8 Ltd., A California Limited Partnership
     (Exact name of small business issuer as specified in its charter)

           California                                     33-0249749
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

               3145 Sports Arena Blvd., San Diego, CA  92110
                 (Address of principal executive offices)

                             (619) 226-1212
                       (Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  /X/     No  / /

State the number of limited partnership interests outstanding as of the latest practicable date: 3,975

                 PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Incorporated herein is the following unaudited financial information:

     Balance Sheet as of March 31, 1996 and December 31, 1995.

     Statement of Operations for the three-month periods ended March 31, 1996 and March 31, 1995.

     Statement of Cash Flows for the three-month periods ended March 31, 1996 and March 31, 1995.

     Notes to Financial Statements.

                      NASHVILLE SUPER 8 LTD.
                 A California Limited Partnership
                          Balance Sheet
                           (Unaudited)
                            (Part 1)

                                        March 31,    December 31,
          ASSETS                           1996          1995
          ------                      -------------  ------------
Current Assets:
 Cash and cash equivalents              $   36,424    $   56,208
 Accounts receivable                        10,069         6,490
 Operating supplies                         15,455        15,455
 Prepaid expenses                           32,154        10,439
 Due from affiliates (note 4)                    0         7,899
                                        ----------     ---------
   Total current assets                     94,102        96,491

Investment property, at cost:
 Land                                      711,092       711,092
 Building and improvements               2,801,592     2,796,407
 Furniture, fixtures and equipment         616,138       608,295
                                        ----------    ----------

                                         4,128,822     4,115,794

 Less accumulated depreciation             952,316       910,756
                                        ----------    ----------
Investment property, net of
    accumulated depreciation             3,176,506     3,205,038
                                        ----------    ----------

Franchise fees, net (note 3)                13,167        13,417
                                        ----------    ----------

                                        $3,283,775    $3,314,946
                                        ----------    ----------
                                        ----------    ----------

          See accompanying notes to financial statements.

                      NASHVILLE SUPER 8 LTD.
                 A California Limited Partnership
                          Balance Sheet
                           (Unaudited)
                            (Part 2)

         LIABILITIES AND                 March 31,    December 31,
    PARTNER'S CAPITAL ACCOUNTS              1996          1995
    --------------------------         -------------  ------------
Current liabilities:
 Notes Payable (note 5)                 $    7,541    $    7,374
 Accounts payable and accrued expenses      80,635        65,038
 Due to affiliates (note 4)                 20,176           908
                                        ----------    ----------

   Total current liabilities               108,352        73,320
                                        ----------    ----------

Long-term debt, less
 current portion (note 5)                  169,746       171,640
                                        ----------    ----------

   Total liabilities                       278,098       244,960
                                        ----------    ----------

Partners' capital accounts (deficit):
 General Partners:
  Cumulative net earnings                    6,033        12,463
  Cumulative cash distributions            (50,450)      (50,450)
                                        ----------    ----------

                                           (44,417)      (37,987)
 Limited partners:
  Capital contributions,
   net of offering costs                 3,449,823     3,449,823
  Cumulative net earnings                   54,314       112,193
  Cumulative cash distributions           (454,043)     (454,043)
                                        ----------    ----------

                                         3,050,094     3,107,973
                                        ----------    ----------

   Total partners' capital accounts      3,005,677     3,069,986
                                        ----------    ----------

                                        $3,283,775    $3,314,946
                                        ----------    ----------
                                        ----------    ----------

          See accompanying notes to financial statements.

                      NASHVILLE SUPER 8 LTD.,
                 A California Limited Partnership
                      Statement of Operations
                           (Unaudited)

                                         THREE MONTHS ENDED
                                               MARCH 31,
                                     ----------------------------
                                        1996              1995
                                     ----------        ----------
Revenues:
  Room revenues                      $  176,437        $  183,974
  Phone revenues                          3,857             3,612
  Interest income                           124             2,034
  Other income                              388               394
                                     ----------        ----------
                                        180,806           190,014
                                     ----------        ----------
Expenses:
  Property operating expenses           107,918            92,062
  Depreciation                           41,560            34,125
  General and administrative             42,351            37,196
  Amortization                              250               250
  Management fees                        10,841            11,271
  Royalties and advertising              10,566            11,029
  Real estate taxes                       9,087             9,235
  Marketing                              17,629            16,643
  Interest expense                        4,913                 0
                                     ----------        ----------

                                        245,115           211,811
                                     ----------        ----------

     Net earnings                    $  (64,309)       $  (21,797)
                                     ----------        ----------
                                     ----------        ----------

     Net earnings per limited
      partnership interest           $   (14.56)       $    (4.94)
                                     ----------        ----------
                                     ----------        ----------

         See accompanying notes to financial statements.

                                           NASHVILLE SUPER 8 LTD.,
                                      A California Limited Partnership
                                           Statement of Cash Flows
                                                Three Months
                                   Ended March 31, 1996 and March 31, 1995
                                                 (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      -----------------------------
                                                                         1996               1995
                                                                      ----------         ----------
Cash flows from operating activities:
  Net earnings                                                        $  (64,309)        $  (21,797)
  Adjustments to reconcile net earnings to cash:
    Depreciation and amortization                                         41,810             34,375
    Changes in assets and liabilities:
      (Increase) decrease in other assets:                               (25,294)           (81,109)
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                             15,597             51,530
        Due to/from Affiliates                                            27,167             10,392
                                                                      ----------         ----------

          Net cash provided by operating activities                       (5,029)            (6,608)
                                                                      ----------         ----------

Cash flows used in or provided from investing activities:
  Acquisition & construct costs of investment property                   (13,028)          (376,021)
                                                                      ----------         ----------

          Net cash (used in)/provided by investing activities            (13,028)          (376,021)
                                                                      ----------         ----------

Cash flows from financing activities:
  Increase (decrease) to Notes payable                                    (1,727)                 0
  Cash distributions to partners                                               0                  0
                                                                      ----------         ----------

          Net cash (used in) financing activities                         (1,727)                 0
                                                                      ----------         ----------

Net increase (decrease) in cash                                          (19,783)          (382,628)

Cash and cash equivalents at beginning of period                          56,208            411,064
                                                                      ----------         ----------
Cash and cash equivalents at end of period                            $   36,425         $   28,436
                                                                      ----------         ----------
                                                                      ----------         ----------

                               See accompanying notes to financial statements.

                      NASHVILLE SUPER 8 LTD.,
                 A California Limited Partnership
                   Notes to Financial Statements
                          March 31, 1996
                           (Unaudited)


Readers of this quarterly report should refer to the partnership audited financial statements and annual report Form 10-KSB (File No. 33-16163-LA) for the period ended December 31, 1995, as certain footnote disclosures which would substantially duplicate those contained in such financial reports have been omitted from this report.

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

    INCOME TAXES

No provision for income taxes has been made as any liability for such taxes would be that of the partners rather than the Partnership.
                                                       (Continued)

                      NASHVILLE SUPER 8 LTD.,
                 A California Limited Partnership
             Notes to Financial Statements (Continued)


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

4.  RELATED PARTY TRANSACTIONS

The motel is operated pursuant to a management agreement with GHG
Hospitality, Inc. (GHG). The agreement provides for the payment of monthly management fees of 6% of gross revenues.

                                                      (Continued)

                      NASHVILLE SUPER 8 LTD.,
                 A California Limited Partnership
             Notes to Financial Statements (Continued)


The Partnership has agreed to reimburse GHG for certain expenses related to services performed in maintaining the books and administering the affairs of the Partnership.

GHG and an affiliate, GMS Management Services, Inc. (GMS), allocate to the Partnership certain marketing, accounting, and maintenance salaries and certain other expenses directly related to the operation of the Partnership.

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months ended March 31, 1996 and March 31, 1995 are as follows:

                                     Three Months Ended
                                     ------------------
                                     3/31/96    3/31/95
                                     -------    -------
           Management Fees           $10,841    $11,271
           Reimbursement for
             partnership admini-
             stration expenses       $ 5,737    $ 5,406
           Salaries and other
             allocated expenses      $ 6,534    $22,534


In addition, all motel employees are paid by GMS. The Partnership reimbursed GMS $67,343 for the wages of these employees including a one percent processing fee. At March 31, 1996, $20,176 was owed to GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT

The Partnership has a note payable to a bank due in monthly installments of approximately $2,150, including interest at the bank's index rate plus 2% (10.75% at March 31, 1996) through August 2009. The note is secured by a first priority deed of trust on the Partnership's motel. The fair value of long-term debt approximates its carrying amount based on the borrowing rates currently available to the Partnership for loans with similar terms.

                                                       (Continued)

                      NASHVILLE SUPER 8 LTD.,
                 A California Limited Partnership
             Notes to Financial Statements (Continued)

5.  LONG-TERM DEBT (Continued)

Principal payments on this note are due as follows:

                1996                         $  7,374
                1997                            8,163
                1998                            9,063
                1999                           10,062
                2000                           11,170
                Thereafter                    133,182

                                             $179,014

6.  ADJUSTMENTS

In the opinion of the general partners, all adjustments
(consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the nine months ended March 31, 1996.

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

Construction of an indoor swimming pool, workout center, and spa and renovations of the lobby and certain guest rooms were completed in 1995. The total cost of the project was approximately $677,300.
The project's cost was funded by cash from operations and a loan of $184,258 from First Bank & Trust of Tennessee. As of March 31, 1996, a principal balance of $177,287 was outstanding on this note. The note is payable in monthly installments of approximately $2,150 including interest at two points over the index which is the New York Consensus Prime as quoted in the Wall Street Journal. The interest rate at March 31, 1996 was 10.75%. The final balance is due August 2009. The note is secured by a first priority deed of trust on the Partnership's motel.

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

The occupancy at the hotel is on a decline. Occupancy was 43.5% for the three months ended December 31, 1995 compared to occupancy of 49.7% of the three months ended December 31, 1994 and 38.09% for the three months ended March 31, 1996 compared to 55.46% for the three months ended March 31, 1995.

At March 31, 1996, the Partnership had cash and cash equivalents of approximately $36,424. Such funds will be utilized for working capital requirements.

Results of Operations:

For the three months ended March 31, 1996, room revenues were $176,437, the occupancy rate was 38.09% and the average daily rate was $48.02. This compares to the three months ended March 31, 1995 when room revenues were $183,975, the occupancy rate was 55.46% and the average daily rate was $34.77.

Occupancy in the Nashville area is down for 1996 compared to 1995. The local hotel association reports an occupancy decline of 12% for the three months ended March 31, 1996. This is due in part to the fact that Nashville has become over built with hotels. Another factor causing this decline in business was the severe weather conditions in the winter season. The partnership's occupancy was down 17% for the three months ended March 31, 1996. The partnership had a temporary contract with American Eagle Airlines in 1995 that added 18 % to our occupancy for the three months ended March 31, 1995.

The addition of the swimming pool has increased our average rate substantially ($48.50 for the three months ending March 31, 1996 compared to $35.21 for the three months ending March 31, 1995). This increase in average daily rate enabled the hotel's gross receipts to fall only 4% while occupancy was down 17%.

Management is working towards recovering from this decline in occupancy. The partnership has increased its sales efforts to travel agents, group tours and other leisure travel, as well as corporate business.

The effect of current operations on liquidity was net cash used in operating activities of $5,029 for the three months ending March 31, 1996. Investment property expenditures were $13,028 for the three months ended March 31, 1996.

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

(REGISTRANT)        NASHVILLE SUPER 8 LTD.,
                    A California Limited Partnership
                    By:  GHG Hospitality, Inc.
                         Corporate General Partner

BY (SIGNATURE)      /s/ J. Mark Grosvenor
(NAME AND TITLE)    J. Mark Grosvenor, President and Director
(DATE)              May 13, 1996

BY (SIGNATURE)      /s/ Sylvia Mellor Clark
(NAME AND TITLE)    Controller and Director
(DATE)              May 13, 1996