Form 10QSB
period 1996-06-30
NASHVILLE SUPER 8 LTD
filed 1996-08-14
CIK 820062

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

              Form 10-QSB - Quarterly or Transitional Report

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

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

Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  / X /     No  /   /

State the number of limited partnership interests outstanding as of the latest practicable date: 3,975

                 PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Incorporated herein is the following unaudited financial information:

     Balance Sheet as of June 30, 1996 and December 31, 1995.

     Statement of Operations for the three- and six-month periods ended June 30, 1996 and June 30, 1995.

     Statement of Cash Flows for the three- and six-month periods ended June 30, 1996 and June 30, 1995.

     Notes to Financial Statements.

                      NASHVILLE SUPER 8 LTD.
                 A California Limited Partnership
                          Balance Sheet
               June 30, 1996 and December 31, 1995
                           (Unaudited)
                          (Part 1 of 2)

                                         June 30,    December 31,
          ASSETS                           1996          1995
          ------                      -------------  ------------
Current Assets:
 Cash and cash equivalents              $  138,874    $   56,208
  Accounts receivable                       17,429         6,490
  Operating supplies                        15,455        15,455
  Prepaid expenses                          10,835        10,439
  Due from affiliates (note 4)                   0         7,899
                                        ----------    ----------
    Total current assets                   182,593        96,491

Investment property, at cost:
 Land                                      711,092       711,092
 Building and improvements               2,805,283     2,796,407
 Furniture, fixtures and equipment         623,250       608,295
                                        ----------    ----------
                                         4,139,625     4,115,794

 Less accumulated depreciation             994,362       910,756
                                        ----------    ----------
Investment property, net of
    accumulated depreciation             3,145,263     3,205,038
                                        ----------    ----------

Franchise fees, net (note 3)                12,917        13,417
                                        ----------    ----------

                                        $3,340,773    $3,314,946
                                        ==========    ==========

          See accompanying notes to financial statements.

                      NASHVILLE SUPER 8 LTD.
                 A California Limited Partnership
                          Balance Sheet
               June 30, 1996 and December 31, 1995
                           (Unaudited)
                          (Part 2 of 2)

         LIABILITIES AND                  June 30,    December 31,
    PARTNER'S CAPITAL ACCOUNTS              1996          1995
    --------------------------         -------------  ------------
Current liabilities:
 Notes Payable (note 5)                 $    7,745    $    7,374
 Accounts payable and accrued expenses      68,382        65,038
 Due to affiliates (note 4)                 25,840           908
                                        ----------    ----------

   Total current liabilities               101,967        73,320
                                        ----------    ----------

Long-term debt, less
 current portion (note 5)                  168,316       171,640
                                        ----------    ----------

   Total liabilities                       270,283       244,960
                                        ----------    ----------

Partners' capital accounts (deficit):
 General Partners:
  Cumulative net earnings                   12,513        12,463
  Cumulative cash distributions            (50,450)      (50,450)
                                        ----------    ----------

                                           (37,937)      (37,987)
 Limited partners:
  Capital contributions,
   net of offering costs                 3,449,823     3,449,823
  Cumulative net earnings                  112,647       112,193
  Cumulative cash distributions           (454,043)     (454,043)
                                        ----------    ----------

                                         3,108,427     3,107,973
                                        ----------    ----------

   Total partners' capital accounts      3,070,490     3,069,986
                                        ----------    ----------

                                        $3,340,773    $3,314,946
                                        ----------    ----------
                                        ----------    ----------

         See accompanying notes to financial statements.

                                            NASHVILLE SUPER 8 LTD.
                                      A California Limited Partnership
                                           Statement of Operations
                                      Three Months and Six Months Ended
                                       June 30, 1996 and June 30, 1995
                                                  (Unaudited)

                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                               JUNE 30,                            JUNE 30,
                                     ----------------------------        ----------------------------
                                        1996              1995              1996              1995
                                     ----------        ----------        ----------        ----------
Revenues:
  Room revenues                      $  331,712        $  350,690        $  508,149        $  534,664
  Phone revenues                          5,701             5,289             9,558             8,901
  Interest income                           146               429               270             2,463
  Other income                              432               776               820             1,170
                                     ----------        ----------        ----------        ----------
                                        337,991           357,184           518,797           547,198
                                     ----------        ----------        ----------        ----------

Expenses:
  Property operating expenses           126,431           116,307           234,349           208,369
  Depreciation                           42,046            37,691            83,606            74,887
  General and administrative             34,409            34,468            76,760            68,593
  Amortization                              250               250               500               500
  Management fees                        20,271            21,408            31,112            32,679
  Royalties and advertising              19,902            21,033            30,468            32,062
  Real estate taxes                       9,637             8,435            18,724            17,670
  Marketing                              15,717            19,011            33,346            35,654
  Interest expense                        4,516             4,941             9,429             4,941
                                     ----------        ----------        ----------        ----------
                                        273,179           263,544           518,294           475,355
                                     ----------        ----------        ----------        ----------
    Net earnings                     $   64,812        $   93,640        $      503        $   71,843
                                     ==========        ==========        ==========        ==========

    Net earnings per limited
      partnership interest           $    14.67        $    21.20        $     0.11        $    16.27
                                     ==========        ==========        ==========        ==========


                        See accompanying notes to financial statements.

                                                     NASHVILLE SUPER 8 LTD.
                                                A California Limited Partnership
                                                     Statement of Cash Flows
                                               Three Months and Six Months Ended
                                                June 30, 1996 and June 30, 1995
                                                          (Unaudited)

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                            -------------------------     -------------------------
                                                               1996           1995           1996           1995
                                                            ----------     ----------     ----------     ----------

Cash flows from operating activities:
  Net earnings                                              $   64,812     $   93,640     $      503     $   71,843
  Adjustments to reconcile net earnings to cash:
    Depreciation and amortization                               42,296         34,718         84,106         69,093
    Changes in assets and liabilities:
      (Increase) decrease in other assets:                      13,959         58,297        (11,335)       (22,812)
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                  (12,253)      (102,785)         3,344        (51,255)
        Due to/from Affiliates                                   5,664          5,312         32,831         15,704
                                                            ----------     ----------     ----------     ----------

          Net cash provided by operating activities            114,478         89,182        109,449         82,574
                                                            ----------     ----------     ----------     ----------
Cash flows used in or provided from investing activities:
  Acquisition & construct costs of investment property         (10,803)       (76,759)       (23,831)      (452,780)
                                                            ----------     ----------     ----------     ----------
          Net cash (used in)/provided
            from invest. activities                            (10,803)       (76,759)       (23,831)      (452,780)
                                                            ----------     ----------     ----------     ----------

Cash flows from financing activities:
  Increase (decrease) to Notes payable                          (1,226)       184,259         (2,953)       184,259
  Cash distributions to partners                                     0              0              0              0
                                                            ----------     ----------     ----------     ----------

          Net cash (used in) financing activities               (1,226)       184,259         (2,953)       184,259
                                                            ----------     ----------     ----------     ----------

Net increase (decrease) in cash                                102,449        196,682         82,666       (185,946)

Cash and cash equivalents at beginning of period                36,425         28,436         56,208        411,064
                                                            ----------     ----------     ----------     ----------

Cash and cash equivalents at end of period                  $  138,874     $  225,118     $  138,874     $  225,118
                                                            ==========     ==========     ==========     ==========


                       See accompanying notes to financial statements.

                      NASHVILLE SUPER 8 LTD.,
                 A California Limited Partnership
                   Notes to Financial Statements
                          June 30, 1996
                           (Unaudited)


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

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months and six months ended
June 30, 1996 and June 30, 1995 are as follows:

                          Three Months Ended    Six Months Ended
                          ------------------   ------------------
                          6/30/96    6/30/95   6/30/96    6/30/95
                          -------    -------   -------    -------
Management Fees           $20,271    $21,408   $31,112    $32,679
Reimbursement for
  partnership admini-
  stration expenses       $ 6,032    $ 5,416   $11,769    $10,822
Salaries and other
  allocated expenses      $ 5,999    $14,117   $12,533    $36,651


In addition, all motel employees are paid by GMS.  The
Partnership reimbursed GMS $78,482 for the wages of these employees including a one percent processing fee. At June 30, 1996, $25,840 was owed to GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT

The Partnership has a note payable to a bank due in monthly installments of approximately $2,150, including interest at the bank's index rate plus 2% (10.25% at June 30, 1996) through August 2009. The note is secured by a first priority deed of trust on the Partnership's motel. The fair value of long-term debt approximates its carrying amount based on the borrowing rates currently available to the Partnership for loans with similar terms.

                                                    (Continued)

                      NASHVILLE SUPER 8 LTD.,
                 A California Limited Partnership
             Notes to Financial Statements (Continued)

5.  LONG-TERM DEBT (Continued)

Principal payments on this note are due as follows:

                1996                         $  7,374
                1997                            8,163
                1998                            9,063
                1999                           10,062
                2000                           11,170
                Thereafter                    133,182
                                             --------
                                             $179,014
                                             ========
6.  ADJUSTMENTS

In the opinion of the general partners, all adjustments
(consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the six months ended June 30, 1996.

7.  SUBSEQUENT EVENT

In August 1996, the partnership paid a distribution of $112,500.26 to the limited partners.

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

Construction of an indoor swimming pool, workout center, and spa and renovations of the lobby and certain guest rooms were completed in 1995. The total cost of the project was approximately $677,300. The project's cost was funded by cash from operations and a loan of $184,258 from First Bank & Trust of Tennessee. As of June 30, 1996, a principal balance of $176,061 was outstanding on this note. The note is payable in monthly installments of approximately $2,150 including interest at two points over the index which is the New York Consensus Prime as quoted in the Wall Street Journal. The interest rate at June 30, 1996 was 10.25%. The final balance is due August 2009. The note is secured by a first priority deed of trust on the Partnership's motel.

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

At June 30, 1996, the Partnership had cash and cash equivalents of approximately $138,874. Such funds will be utilized for working capital requirements and to fund the distribution paid to the partners in August 1996.

Results of Operations:

For the three months ended June 30, 1996, room revenues were $331,712, the occupancy rate was 62.9% and the average daily rate was $54.67. This compares to the three months ended June 30, 1995 when room revenues were $350,690, the occupancy rate was 84.3% and the average daily rate was $42.74.

For the six months ended June 30, 1996, room revenues were $508,149, the occupancy rate was 50.49% and the average daily rate was $52.17. This compares to the six months ended June 30, 1995, when the room revenues were $534,664, the occupancy rate was 70.12% and the average daily rate was $39.62.

Occupancy in the Nashville area is down for 1996 compared to 1995. This is due in part to the fact that Nashville has become over built with hotels. Another factor causing this decline in business was the severe weather conditions in the winter season. The partnership's occupancy was down 19% for the six months ended June 30, 1996. The partnership had a temporary contract with American Eagle Airlines in 1995 that added to our occupancy percentage for the six months ended June 30, 1995.

The addition of the swimming pool has increased our average rate substantially ($52.17 for the six months ending June 30, 1996 compared to $39.62 for the six months ending June 30, 1995). This increase in average daily rate enabled the hotel's gross receipts to fall only 5% while occupancy was down 19%.

Management is working towards recovering from this decline in occupancy. The partnership has increased its sales efforts to travel agents, group tours and other leisure travel, as well as corporate business.

A new sports arena is being constructed in Nashville which will bring arena football, rodeos and other entertainment to the area in the spring of 1997.

The effect of current operations on liquidity was net cash provided by operating activities of $109,449 for the six months ending June 30, 1996 and $82,574 for the six months ended June 30, 1995. Investment property expenditures were $10,803 for the three months ended June 30, 1996 and $23,831 for the six months ended June 30, 1995.

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

(REGISTRANT)        NASHVILLE SUPER 8 LTD.,
                    A California Limited Partnership
                    By:  GHG Hospitality, Inc.
                         Corporate General Partner

BY (SIGNATURE)      /s/ J. Mark Grosvenor
(NAME AND TITLE)    J. Mark Grosvenor, President and Director
(DATE)              August 9, 1996

BY (SIGNATURE)      /s/ Sylvia Mellor Clark
(NAME AND TITLE)    Controller and Director
(DATE)              August 9, 1996