Form 10QSB
period 1996-09-30
NASHVILLE SUPER 8 LTD
filed 1996-11-13
CIK 820062

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

              Form 10-QSB - Quarterly or Transitional Report

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended     September 30, 1996

/   /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from               to

               Commission File Number    33-16163-LA


       Nashville Super 8 Ltd., A California Limited Partnership
     (Exact name of small business issuer as specified in its charter)

           California                                     33-0249749
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

               1466 9th Avenue, San Diego, CA  92101
                 (Address of principal executive offices)

                           (619) 699-6100
                        (Issuer's telephone number)

          3145 Sports Arena Blvd., San Diego, CA  92110
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

     Balance Sheet as of September 30, 1996 and December 31,
1995.

     Statement of Operations for the three- and nine-month periods ended September 30, 1996 and September 30, 1995.

     Statement of Cash Flows for the three- and nine-month periods ended September 30, 1996 and September 30, 1995.

     Notes to Financial Statements.

                      NASHVILLE SUPER 8 LTD.
                 A California Limited Partnership
                          Balance Sheet
               September 30, 1996 and December 31, 1995
                           (Unaudited)
                          (Part 1 of 2)

                                         Sept 30,    December 31,
          ASSETS                           1996          1995
         --------                        --------    ------------
Current Assets:
 Cash and cash equivalents              $   97,390    $   56,208
  Accounts receivable                        2,157         6,490
  Operating supplies                        15,455        15,455
  Prepaid expenses                          18,435        10,439
  Due from affiliates (note 4)                   0         7,899
                                        ----------    ----------
    Total current assets                   133,437        96,491

Investment property, at cost:
 Land                                      711,092       711,092
 Building and improvements               2,805,283     2,796,407
 Furniture, fixtures and equipment         624,444       608,295
                                        ----------    ----------
                                         4,140,819     4,115,794

 Less accumulated depreciation           1,036,493       910,756
                                        ----------    ----------
Investment property, net of
    accumulated depreciation             3,104,326     3,205,038
                                        ----------    ----------

Franchise fees, net (note 3)                12,667        13,417
                                        ----------    ----------

                                        $3,250,430    $3,314,946
                                        ==========    ==========

          See accompanying notes to financial statements.

                      NASHVILLE SUPER 8 LTD.
                 A California Limited Partnership
                          Balance Sheet
               September 30, 1996 and December 31, 1995
                           (Unaudited)
                          (Part 2 of 2)

         LIABILITIES AND                  Sept 30,    December 31,
    PARTNER'S CAPITAL ACCOUNTS              1996          1995
    --------------------------            --------    -----------
Current liabilities:
 Notes Payable (note 5)                 $    7,879    $    7,374
 Accounts payable and accrued expenses      77,988        65,038
 Due to affiliates (note 4)                  4,707           908
                                        ----------    ----------

   Total current liabilities                90,574        73,320
                                        ----------    ----------

Long-term debt, less
 current portion (note 5)                  166,344       171,640
                                        ----------    ----------

   Total liabilities                       256,918       244,960
                                        ----------    ----------

Partners' capital accounts (deficit):
 General Partners:
  Cumulative net earnings                   17,316        12,463
  Cumulative cash distributions            (62,950)      (50,450)
                                        ----------    ----------

                                           (45,634)      (37,987)
 Limited partners:
  Capital contributions,
   net of offering costs                 3,449,823     3,449,823
  Cumulative net earnings                  155,869       112,193
  Cumulative cash distributions           (566,546)     (454,043)
                                        ----------    ----------

                                         3,039,146     3,107,973
                                        ----------    ----------

   Total partners' capital accounts      2,993,512     3,069,986
                                        ----------    ----------

                                        $3,250,430    $3,314,946
                                        ==========    ==========


         See accompanying notes to financial statements.

                                          NASHVILLE SUPER 8 LTD.
                                     A California Limited Partnership
                                           Statement of Operations
                                      Three Months and Nine Months Ended
                                       September 30, 1996 and September 30, 1995
                                                  (Unaudited)

                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               SEPT 30,                            SEPT 30,
                                        1996              1995              1996              1995
                                        ----------------------              ----------------------
Revenues:
  Room revenues                      $  339,959        $  376,552        $  848,108        $  911,216
  Phone revenues                          5,918             7,400            15,476            16,301
  Interest income                           184               869               454             3,332
  Other income                              825               705             1,645             1,875
                                     ----------        ----------        ----------        ----------
                                        346,886           385,526           865,683           932,724
                                     ----------        ----------        ----------        ----------

Expenses:
  Property operating expenses           149,237           145,741           383,586           354,110
  Depreciation                           42,131            34,467           125,737           103,060
  General and administrative             37,191            40,172           113,951           115,059
  Amortization                              250               250               750               750
  Management fees                        20,792            23,080            51,904            55,759
  Royalties and advertising              20,397            22,594            50,865            54,656
  Real estate taxes                       7,786             6,144            26,510            23,814
  Marketing                              16,572            15,250            49,918            50,904
  Interest expense                        4,504             3,548            13,933             8,489
                                     ----------        ----------        ----------        ----------
                                        298,860           291,246           817,154           766,601
                                     ----------        ----------        ----------        ----------
    Net earnings                     $   48,026        $   94,280        $   48,529        $  166,123
                                     ==========        ==========        ==========        ==========

    Net earnings per limited
      partnership interest           $    10.87        $    21.35        $    10.99        $    37.61
                                     ==========        ==========        ==========        ==========

                        See accompanying notes to financial statements.


                                                     NASHVILLE SUPER 8 LTD.
                                                A California Limited Partnership
                                                     Statement of Cash Flows
                                               Three Months and Nine Months Ended
                                                September 30, 1996 and September 30, 1995
                                                          (Unaudited)

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPT 30,                     SEPT 30,
                                                               1996           1995           1996           1995
                                                               -------------------           -------------------
Cash flows from operating activities:
  Net earnings                                              $   48,026     $   94,280     $   48,529     $  166,123
  Adjustments to reconcile net earnings to cash:
    Depreciation and amortization                               42,381         34,717        126,487        103,810
    Changes in assets and liabilities:
      (Increase) decrease in other assets:                       7,672         (6,668)         (3,663)      (29,478)
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                    9,606          2,413          12,950       (48,842)
        Due to/from Affiliates                                 (21,133)         8,346          11,698        24,050
                                                              ----------     ----------     ----------     ----------

          Net cash provided by operating activities             86,552        133,088        196,001        215,663
                                                              ----------     ----------     ----------     ----------
Cash flows used in or provided from investing activities:
  Acquisition & construct costs of investment property          (1,194)       (18,384)       (25,025)      (471,164)
                                                            ----------     ----------     ----------     ----------
          Net cash (used in)/provided
            from invest. activities                             (1,194)       (18,384)       (25,025)      (471,164)
                                                            ----------     ----------     ----------     ----------

Cash flows from financing activities:
  Increase (decrease) to Notes payable                          (1,838)        (5,000)        (4,791)       179,259
  Cash distributions to partners                              (125,003)      (150,000)      (125,003)      (150,000)
                                                            ----------     ----------     ----------     ----------

          Net cash (used in) financing activities             (126,841)      (155,000)      (129,794)        29,259
                                                            ----------     ----------     ----------     ----------

Net increase (decrease) in cash                                (41,484)       (40,296)        41,182       (226,242)

Cash and cash equivalents at beginning of period               138,874        225,118         56,208        411,064
                                                            ----------     ----------     ----------     ----------

Cash and cash equivalents at end of period                  $   97,390     $  184,822     $   97,390     $  184,822
                                                            ==========     ==========     ==========     ==========

              See accompanying notes to financial statements.

                   NASHVILLE SUPER 8 LTD.,
                 A California Limited Partnership
                   Notes to Financial Statements
                          September 30, 1996
                           (Unaudited)


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

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months and nine months ended
September 30, 1996 and September 30, 1995 are as follows:

                          Three Months Ended    Nine Months Ended
                          9/30/96    9/30/95   9/30/96    9/30/95
                          ------------------   -----------------

Management Fees           $20,792    $23,080   $51,904    $55,759
Reimbursement for
  partnership admini-
  stration expenses       $ 5,885    $ 5,415   $17,654    $16,238
Salaries and other
  allocated expenses      $ 3,421    $11,234   $15,954    $47,885

In addition, all motel employees are paid by GMS. For the three months ended September 30, 1996, the Partnership reimbursed GMS $83,601 for the wages of these employees including a one percent processing fee. At September 30, 1996, $4,707 was owed to GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT

The Partnership has a note payable to a bank due in monthly installments of approximately $2,150, including interest at the bank's index rate plus 2% (10.25% at September 30, 1996) through August 2009. The note is secured by a first priority deed of trust on the Partnership's motel. The fair value of long-term debt approximates its carrying amount based on the borrowing rates currently available to the Partnership for loans with similar terms.

                                                    (Continued)

                      NASHVILLE SUPER 8 LTD.,
                 A California Limited Partnership
             Notes to Financial Statements (Continued)

5.  LONG-TERM DEBT (Continued)

Principal payments on this note are due as follows:

                4th Qtr 1996                $   1,893
                1997                            8,163
                1998                            9,063
                1999                           10,062
                2000                           11,170
                Thereafter                    133,872
                                             --------
                                             $174,223
                                             ========
6.  ADJUSTMENTS

In the opinion of the general partners, all adjustments
(consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the nine months ended September 30, 1996.

7.  SUBSEQUENT EVENT

In November 1996, the partnership paid a distribution of $22,499.12 to the limited partners.

                                            (Continued)

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

Construction of an indoor swimming pool, workout center, and spa and renovations of the lobby and certain guest rooms were completed in 1995. The total cost of the project was approximately $677,300. The project's cost was funded by cash from operations and a loan of $184,258 from First Bank & Trust of Tennessee. As of September 30, 1996, a principal balance of $174,223 was outstanding on this note. The note is payable in monthly installments of approximately $2,150 including interest at two points over the index which is the New York Consensus Prime as quoted in the Wall Street Journal. The interest rate at September 30, 1996 was 10.25%. The final balance is due August 2009. The note is secured by a first priority deed of trust on the Partnership's motel.

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

At September 30, 1996, the Partnership had cash and cash equivalents of approximately $97,390. Such funds will be utilized for working capital requirements and to fund the distribution paid to the partners in November 1996.
                                              (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, (Continued)

Results of Operations:

For the three months ended September 30, 1996, room revenues were $339,959, the occupancy rate was 63.48% and the average daily rate was $54.91. This compares to the three months ended September 30, 1995 when room revenues were $376,552, the occupancy rate was 77.98% and the average daily rate was $49.05.

For the nine months ended September 30, 1996, room revenues were $848,108, the occupancy rate was 54.85% and the average daily rate was $53.23. This compares to the nine months ended September 30, 1995, when the room revenues were $911,216, the occupancy rate was 72.78% and the average daily rate was $43.04.

Occupancy in the Nashville area is down for 1996 compared to 1995. This is due in part to the fact that Nashville has become over built with hotels. Another factor causing this decline in business was the severe weather conditions in the winter season. The partnership's occupancy was down 14 1/2% for the nine months ended September 30, 1996. The partnership had a temporary contract with American Eagle Airlines in 1995 that added to our occupancy percentage for the nine months ended September 30, 1995.

In Management's effort to recover from the decline in occupancy, they have replaced the motel's general manager. The new general manger is Art Darden. He joins us from Opreyland Hotel where he was Conference Sales Manager and Assistant Front Desk Manager for several years. He began in the second week of October and occupancy at the property is already showing an increase.

The effect of current operations on liquidity was net cash provided by operating activities of $196,166 for the three months ending September 30, 1996 and $215,683 for the nine months ended September 30, 1995. Investment property expenditures were $1,354 for the three months ended September 30, 1996 and $25,185 for the nine months ended September 30, 1995.

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

(REGISTRANT)          NASHVILLE SUPER 8 LTD.,
                      A California Limited Partnership
                      By:    GHG Hospitality, Inc.
                              Corporate General Partner

BY (SIGNATURE)        /s/ J. Mark Grosvenor
(NAME AND TITLE)      J. Mark Grosvenor, President and Director
(DATE)                November 14, 1996


BY (SIGNATURE)        /s/ Sylvia Mellor Clark
(NAME AND TITLE)      Sylvia Mellor Clark, Controller
(DATE)                 November 14, 1996