Form 10KSB
period 1996-12-31
NASHVILLE SUPER 8 LTD
filed 1997-04-01
CIK 820062

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    Form 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1996

                         Commission File No.: 33-16163-LA

Nashville Super 8 Ltd., A California Limited Partnership
(Name of small business issuer in its charter)

       California                       33-0249749
(State or other             (I.R.S. Employer Identification No.)
 jurisdiction of
 incorporation or organization)

1466 9th Avenue, San Diego, California            92101
(Address of principal executive offices)       (Zip Code)

Issuer's telephone number:   (619) 699-6100

Securities registered under Section 12(b) of the Exchange Act:
              None

Securities registered under Section 12(g) of the Exchange Act:
             Limited Partnership Interests
                  (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

State issuer's revenues for its most recent fiscal year:
$1,078,483.

The aggregate market value of the voting securities held by non-affiliates is not determinable as there is no established market and the securities have only limited voting rights.

State the number of limited partnership interests outstanding as of December 31, 1996: 3,975 interests held by 592 limited partners.

DOCUMENT INCORPORATED BY REFERENCE

Definitive Prospectus dated September 1, 1987, as supplemented
August 31, 1988, is incorporated by reference into Part III.

                              PART I

Item 1.  Business

Nashville Super 8 Ltd., A California Limited Partnership, formerly Motels of America Series XI, A California Limited Partnership, (the Partnership) was formed on September 1, 1988 pursuant to the California Revised Uniform Limited Partnership Act. As of December 31, 1996, the Partnership consisted of a general partner, GHG Hospitality, Inc. (GHG), and 592 limited partners owning 3,975 limited partnership interests. The limited partnership interests sold at a public offering price of $1,000 each commencing September 1, 1987 pursuant to a Registration Statement on Form S-18 under the Securities Act of 1933 (Registration 33-16163-LA). The offering of $3,975,000 was fully subscribed and closed on September 27, 1988.

The Partnership was organized to acquire a parcel of property located near the Nashville Metropolitan Airport in Nashville, Tennessee, and to build and operate a 106-room "economy" motel as a franchise of Super 8 Motels, Inc. The motel opened for business on April 23, 1989 under a 20-year franchise agreement with Super 8 Motels, Inc. The agreement required the payment of initial franchise fees of $20,000 and requires ongoing royalties equal to 4% of gross room revenues and chain-affiliated advertising fees equal to 2% of gross room revenues. Since January 1, 1990, the motel has been operated pursuant to a management agreement with GHG.

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

 Property name and address             Property description

Nashville Super 8 Motel             A 106-room "economy" motel on
Metropolitan Airport Center         approximately 2 acres of land.
Nashville, Tennessee

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

The property is subject to a trust deed with a balance of $172,271, as of December 31, 1996.

Item 3. Legal Proceedings

The Partnership is not subject to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

                          PART II

Item 5. Market for Limited Partnership Interests and Related
Partner Matters

There is no public trading market for the Partnership's limited partnership interests. There were approximately 592 holders of the Partnership's 3,975 limited partnership interests as of December 31, 1996. Cash distributions of $134,999 and $224,998 were paid to limited partnership interests in 1996 and 1995, respectively.

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

The Partnership's liquidity is indicated by net working capital which was $27,151 at December 31, 1996 and $23,171 at December 31, 1995. The increase in net working capital is attributable to net cash provided by operating activities of $204,827 less cash distributions to partners of $149,999 and investment property expenditures of $25,025 in 1996.

Construction of an indoor swimming pool, workout center, and spa and renovations of the lobby and certain guest rooms were completed in 1995. The total cost of the project was approximately $677,300. The project's cost was funded by cash from operations and a loan of $184,258 from First Bank & Trust of Tennessee. As of December 31, 1996, a principal balance of $172,271 was outstanding on this note. The note is payable in monthly installments of approximately $2,150 including interest at two points over the index which is the New York Consensus Prime as quoted in the Wall Street Journal. The interest rate at December 31, 1996 was 10.25%. The final balance is due August 2009. The note is secured by a first priority deed of trust on the Partnership's motel.

Management plans to replace the carpeting in the motel in 1997 at an estimated cost of approximately $40,000. In addition, management plans some general upgrades such as painting and decorating as needed in some rooms.

An independent appraisal valued the Partnership's motel property at $3,200,000 as of August 26, 1996. The carrying amount of investment property on the Partnership's financial statements was $3,062,181 as of December 31, 1996.

During 1994, the franchise agreement with Super 8 was amended to reduce the Partnership's area of protection in exchange for the franchisor reducing by one-half the liquidated damages that would be payable by the Partnership in the event it elects an early termination of the franchise agreement. The area of protection released by the Partnership is small in relation to the original area of protection and is to the south and west of the Partnership's motel, away from Opryland and other growth areas. In addition, if the franchisor grants a franchise in the released area and the occupancy rate at the Partnership's motel drops by three or more percentage points for any twelve month period, the Partnership may obtain a 1% of gross room sales reduction in royalties payable for the balance of the franchise agreement or terminate the franchise agreement upon payment of the reduced liquidated damages. The occupancy rate was 51.81% in 1996 compared to 65.38% in 1995 and, therefore, management has notified Super 8 that the Partnership is entitled to the 1% of gross room sales reduction in royalties payable for the balance of the franchise agreement.

Results of Operations:

      Net income was $17,654 in 1996 and $137,220 in 1995. Total revenues were $1,078,483 in 1996 and $1,153,662 in 1995. The property operated at an occupancy of 51.81% in 1996 and 65.38% in 1995. The average daily room rate was $52.50 in 1996 and $44.28 in 1995. The decrease in net income and total revenues in 1996 relate to the decrease in occupancy rate which occurred due to several factors. These factors include the ending of an agreement to provide rooms for employees of an airline, the opening of a new Super 8 motel in the Partnership's former area of protection, and unseasonably cold winter which impacted tourism in the area. The increase in the average daily room rate relates to the ending of the aforementioned airline agreement under which rooms were sold at a discounted rate. Property operating expenses increased in 1996 due to the introduction of complimentary breakfasts, the hiring of a security guard, replacing contract labor with employees, and the transition to a new manager. Replacing contract labor with employees resulted in a temporary increase in expenses due to training and other transition costs. However, in the long run, replacing contract labor with employees should result in lower property operating expenses. Depreciation expense increased in 1996 due to the indoor swimming pool and workout center being in service for twelve months in 1996 compared to six months in 1995.

A new sports arena is being constructed in Nashville which will bring arena football, rodeos, and other entertainment to the area beginning in 1997. This should result in additional out-of-town visitors and may have a beneficial effect on the occupancy percentage, and total revenues. An independent consulting firm has forecast that overall in 1997 hotels in the Nashville area should experience a slight increase in occupancy percentage and a 4.8% increase in average daily room rates.

The effect of current operations on liquidity was net cash provided by operating activities of $204,827 in 1996 and $275,434 in 1995.

Seasonality:

      The motel business is seasonal with the third quarter being the strongest due to the tourist business and the last half of the fourth quarter and the first half of the first quarter being the weakest.

Item 7.  Financial Statements and Supplementary Data


                          NASHVILLE SUPER 8 LTD.,
                      A California Limited Partnership

                               I N D E X
                               ---------


                                                          Pages
                                                         -------


Independent Auditor's Report                                9


Balance Sheets, December 31, 1996 and 1995                 10-11


Statements of Operations, Years Ended December 31, 1996
  and 1995                                                  12


Statements of Partners' Capital, Years Ended December 31,
  1996 and 1995                                            13-14


Statements of Cash Flows, Years Ended December 31, 1996
  and 1995                                                 15


Notes to Financial Statements                           12-15

                                Independent Auditor's Report



The Partners
Nashville Super 8 Ltd.,
A California Limited Partnership

We have audited the balance sheets of Nashville Super 8 Ltd., A California Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville Super 8 Ltd., A California Limited Partnership, as of
December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Levitz, Zacks, Ciceric
San Diego, California
February 12, 1997

                                NASHVILLE SUPER 8 LTD.,
                           A California Limited Partnership
                                    Balance Sheets
                             December 31, 1996 and 1995
                                  (Part 1 of 2)


                                          ...ASSETS...

                                                1996         1995

Current Assets:
  Cash and cash equivalents               $    79,268  $    56,208
  Accounts receivable                           5,554        6,490
  Operating supplies                           15,455       15,455
  Prepaid expenses                              5,197       10,439
  Due from affiliate                             -0-         7,899
                                            ------------ ----------

      Total current assets                    105,474       96,491

Investment property, at cost:
  Land                                        711,092      711,092
  Building and improvements                 2,805,283    2,796,407
  Furniture, fixtures and equipment           624,444      608,295
                                            ----------- -----------
                                            4,140,819    4,115,794

  Less accumulated depreciation             1,078,638      910,756
                                            ----------- -----------
      Investment property, net              3,062,181    3,205,038


Other Assets:
  Franchise fees, net                          12,417       13,417
                                            ----------- -----------

      Total other assets                       12,417       13,417
                                            ----------- -----------
-
      Total assets                         $3,180,072   $3,314,946
                                           =========== ============

                    See accompanying notes to financial statements

                            NASHVILLE SUPER 8 LTD.,
                       A California Limited Partnership
                                Balance Sheets
                          December 31, 1996 and 1995
                                 (Part 2 of 2)

                    ...LIABILITIES AND PARTNERS' CAPITAL...

                                                  1996       1995
Current Liabilities:
  Accounts payable                           $  18,702   $  12,596
  Accrued expenses                              47,527      52,442
  Due to affiliates                              3,931         908
  Current portion of long-term debt              8,163       7,374
                                             ----------- ----------
      Total current liabilities                 78,323      73,320

Long-term debt, less current portion           164,108     171,640
                                             ----------- ----------
      Total liabilities                         42,431     244,960
                                             ----------- ----------
Partners' Capital:
  General partner:
    Cumulative net income                       14,228     12,463
    Cumulative cash distributions              (65,450)   (50,450)
                                             ----------- ----------
                                              (51,222)   (37,987)
                                             ----------- ----------
  Limited partners (3,975 interests):
    Capital contributions,
          net of offering costs              3,449,823  3,449,823
    Cumulative net income                      128,082    112,193
    Cumulative cash distributions             (589,042)  (454,043)
                                            ------------ ----------
                                             2,988,863  3,107,973
                                            ------------ ----------
      Total partners' capital                2,937,641  3,069,986
                                            ------------ ----------
      Total liabilities and
              partners' capital             $3,180,072 $3,314,946
                                           ============ ==========

                See accompanying notes to financial statements

                                 NASHVILLE SUPER 8 LTD.,
                             A California Limited Partnership
                                Statements of Operations
                        Years Ended December 31, 1996 and 1995


                                                1996       1995

                                            ---------- ----------
Revenues:
  Room revenues                            $1,055,385  $1,127,259
  Phone revenues                               19,166      20,101
  Interest income                                 508       3,911
  Other                                         3,424       2,391
                                            ----------- -----------
      Total revenues                        1,078,483   1,153,662
                                            ----------- -----------
Expenses:
  Property operating expenses                 429,210      393,521
  Depreciation                                167,882      150,136
  General and administrative                  122,223      125,057
  Repairs and maintenance                      73,605       57,249
  Management fees                              64,678       68,985
  Royalties and advertising                    63,302       67,616
  Marketing                                    60,086       74,801
  Real estate taxes                            37,349       34,038
  Property and liability insurance             23,066       29,098
  Interest expense                             18,428       14,941
  Amortization                                  1,000        1,000
                                            ----------- -----------
      Total expenses                        1,060,829    1,016,442
                                            ----------- -----------
      Net income                           $   17,654   $  137,220
                                           ============ ===========

      Net income per interest                  $ 4.00     $ 31.07
                                               =======    ========

                 See accompanying notes to financial Statements

                            NASHVILLE SUPER 8 LTD.,
                       A California Limited Partnership
                        Statements of Partners' Capital
                    Years Ended December 31, 1996 and 1995
                                 (Part 1 of 2)

                                                  General Partner
                                          -----------------------------------
                                         Cumulative     Cumulative
                                         Net Income       Cash
                                          (Loss)       Distributions   Total
                                         ----------- --------------- --------

Balance, December 31, 1994               $ (1,257)     $ (25,450)    $ (26,707)

Net income, year ended December 31, 1995   13,720          -0-          13,720

Cash distributions ($56.61 per interest)    -0-         (25,000)       (25,000)
                                        -----------  ------------  ------------
Balance, December 31, 1995                 12,463       (50,450)       (37,987)

Net income, year ended December 31, 1996    1,765          -0-           1,765

Cash distributions ($33.96 per interest)     -0-        (15,000)       (15,000)
                                        -----------  ------------  ------------
Balance, December 31, 1996               $ 14,228      $(65,450)      $(51,222)
                                        ===========  ============  ============

                See accompanying notes to financial statements.

                            NASHVILLE SUPER 8 LTD.,
                       A California Limited Partnership
                        Statements of Partners' Capital
                    Years Ended December 31, 1996 and 1995
                                 (Part 2 of 2)


                            Limited Partners
                        ------------------------------------------------------
                                          Cumulative     Cumulative                  Total
                           Capital         Net Income      Cash                     Partners'
                         Contributions        (Loss)     Distributions     Total     Capital
                         -------------    ------------  ---------------  ----------  ---------
Balance, December 31, 1994  $3,449,823      $(11,307)     $(229,045)    $3,209,471   $3,182,764

Net Income, year ended
     December 31, 1995        -0-            123,500         -0-           123,500      137,220

Cash distributions
     ($56.61 per interest)    -0-              -0-         (224,998)      (224,998)    (249,998)
                            ------------  ------------  --------------  -----------  -----------

Balance, December 31, 1995   3,449,823       112,193       (454,043)     3,107,973    3,069,986

Net income, year ended
      December 31, 1996       -0-             15,889         -0-            15,889      17,654

Cash distributions
      ($33.96 per interest)   -0-              -0-        (134,999)       (134,999)   (149,999)
                            ------------  ------------  -------------  ------------ -----------
Balance, December 31, 1996  $3,449,823     $ 128,082     $(589,042)     $2,988,863  $2,937,641
                            ============  ============  =============  ============ ===========

                                 See accompanying notes to financial statements

                                  NASHVILLE SUPER 8 LTD.,
                            A California Limited Partnership
                               Statements of Cash Flows
                       Years Ended December 31, 1996 and 1995
                                                1996        1995
 Cash flows from operating activities:
  Net income                                 $  17,654   $ 137,220
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization              168,882     151,136
    (Increase) decrease in:
      Accounts receivable                          936      (2,135)
      Operating supplies                           -0-         200
      Prepaid expenses                           5,242       2,111
      Due from affiliate                         7,899      (2,128)
    Increase (decrease) in:
      Accounts payable                           6,106      (8,261)
      Accrued expenses                          (4,915)      1,517
      Due to affiliates                          3,023      (4,226)
         Net cash provided by operating       ---------   ---------
               activities                      204,827     275,434
                                              ----------  ---------
Cash flows from investing activities:
  Purchases of property and equipment          (25,025)   (559,306)
                                              ---------  ----------
       Net cash used in investing activities   (25,025)   (559,306)
                                              ---------  ----------
Cash flows from financing activities:
  Proceeds of note payable                        -0-      184,258
  Payments of note payable                      (6,743)     (5,244)
  Cash distributions to partners              (149,999)   (249,998)
                                             ----------  ----------
    Net cash used in financing activities     (156,742)    (70,984)
                                             ----------  ----------
   Net increase (decrease) in cash
            and cash equivalents                23,060    (354,856)

Cash and cash equivalents, beginning of year    56,208     411,064
                                             ----------  ----------
Cash and cash equivalents, end of year       $  79,268   $  56,208
                                             ==========  ==========
 Supplemental disclosure of cash flow information:
    Interest paid                            $ (16,907)  $ (14,941)
                                             ==========  ==========

             See accompanying notes to financial statements

                            NASHVILLE SUPER 8 LTD.,
                      A California Limited Partnership
                         Notes to Financial Statements
                 Years Ended December 31, 1996 and 1995

Note 1. THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Nashville Super 8 Ltd., A California Limited Partnership (the Partnership), formerly Motels of America Series XI, A California Limited Partnership, was formed on September 1, 1988 pursuant to the California Revised Uniform Limited Partnership Act. The Partnership consists of a general partner which owns a 10% interest and 592 limited partners which collectively own a 90% interest.
The purpose of the Partnership is to construct, own, and operate a 106-room "economy" motel under a Super 8 franchise. The motel was opened in April 1989.

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

Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no effect on the financial statements from the adoption of SFAS No. 121.

                           NASHVILLE SUPER 8, LTD.,
                       A California Limited Partnership
                         Notes to Financial Statements
                                  (Continued)
                    Years Ended December 31, 1996 and 1995

Note 1. THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES (continued)

Franchise Fees

Franchise fees are amortized over the 20-year life of the franchise agreement which expires in 2009.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $58,502 for the year ended December 31, 1996 and $57,144 for the year ended December 31, 1995.

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

                           NASHVILLE SUPER 8, LTD.,
                       A California Limited Partnership
                         Notes to Financial Statements
                                  (Continued)
                    Years Ended December 31, 1996 and 1995

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

Note 3. FRANCHISE AGREEMENT
The Partnership has entered into a twenty-year franchise agreement expiring in 2009 with Super 8 Motels, Inc. to provide the Partnership with consultation in the areas of design, construction, and operation of the motel. The agreement required the payment of initial franchise fees of $20,000 and requires ongoing royalties equal to 4% of gross room revenues and chain-affiliated advertising fees equal to 2% of gross room revenues.

During 1994, the franchise agreement was amended to reduce the Partnership's area of protection in exchange for the franchisor reducing by one-half the liquidated damages that would be payable by the Partnership in the event it elects an early termination of the franchise agreement. In addition, if the franchisor grants a franchise in the released area and the occupancy rate at the Partnership's motel drops by three or more points for any twelve month period, the Partnership may obtain a 1% of gross room sales reduction in royalties payable for the balance of the franchise agreement or terminate the franchise agreement upon payment of the reduced liquidated damages. The occupancy rate was 51.81% in 1996 compared to 65.38% in 1995 and, therefore, management has notified Super 8 that the Partnership is entitled to the 1% of gross room sales reduction in royalties payable for the balance of the franchise agreement.

                            NASHVILLE SUPER 8 LTD.,
                       A California Limimted Partnership
                         Notes to Financial Statements
                                  (Continued)
                    Years Ended December 31, 1996 and 1995

Note 4. LONG-TERM DEBT

The Partnership has a note payable to a bank due in monthly installments of approximately $2,150, including interest at the bank's index rate plus 2% (10.25% at December 31, 1996) through August 2009. The note is secured by a first priority deed of trust on the Partnership's motel. The fair value of long-term debt approximates its carrying amount based on the borrowing rates currently available to the Partnership for loans with similar terms.

Principal payments on this note are due as follows:

       1997                   $   8,163
       1998                       9,063
       1999                      10,062
       2000                      11,170
       2001                      12,402
       Thereafter               121,411
                               ----------
                               $172,271
                               ==========

Note 5. RELATED PARTY TRANSACTIONS

The motel is operated pursuant to a management agreement with the general partner, GHG Hospitality, Inc. (GHG). The agreement expires upon the termination or dissolution of the Partnership or upon three months' written notice from the general partner. The agreement provides for the payment of monthly management fees of 6% of gross revenues.

The Partnership has agreed to reimburse GHG for certain expenses related to services performed in maintaining the books and administering the affairs of the Partnership.

                            NASHVILLE SUPER 8 LTD.,
                       A California Limited Partnership
                         Notes to Financial Statements
                                  (Continued)
                    Years Ended December 31, 1996 and 1995

Note 5.  RELATED PARTY TRANSACTIONS (continued)

GHG and an affiliate, Grosvenor Management Services, Inc. (GMS), allocate to the Partnership certain marketing and accounting salaries and certain other expenses directly related to the operations of the Partnership.

Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the years ended December 31, 1996 and 1995 are as follows:

                                                 1996       1995

Management fees                               $ 64,678    $ 68,985
Reimbursement for partnership
  administration expenses                       22,392      22,947
Salaries and other allocated
  expenses                                      34,143      44,311
                                              ---------   ---------
                                              $121,213    $136,243
                                              =========   =========

In addition, all motel employees are paid by GMS. The Partnership reimbursed GMS $304,321 in 1996 and $268,758 in 1995, including a one percent processing fee, for the wages of these employees.

Item 8.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure

             None

                                PART III

Item 9.  Directors and Executive Officers of the Registrant

The general partner has general responsibility and ultimate authority in all matters affecting the business of the Partnership.

The general partner and its directors and executive officers as of December 31, 1996 are as follows:

GHG HOSPITALITY, INC. (GHG) was incorporated in November 1989 under the laws of the state of Delaware. GHG was elected as general partner effective January 1, 1990.

     J. MARK GROSVENOR, 49, is President and a Director of GHG. From 1976 to 1988, he served as chief executive officer of Nite Lite Inns, a California corporation, which owned Grosvenor Enterprises, a California limited partnership, which owns Grosvenor Inn. In 1984, he acquired Medallion Foods, Inc., a food processing company, located in Newport, Arkansas. Mr. Grosvenor graduated from San Diego State University with a bachelor's degree in business and finance.

     STEPHEN D. BURCHETT, 37, is Vice President of GHG. From 1984 to 1991 he worked in private business law practice in San Diego, California with Schall, Boudreau & Gore and Kaufman, Lorber, Grady & Farley. Mr. Burchett graduated from California State University Fullerton in 1981 with a bachelor's degree in finance and from the University of Santa Clara School of Law in 1984 with a juris doctorate.

     SYLVIA MELLOR CLARK, 52, is Controller of GHG. In 1978, she joined Grosvenor Industries, Inc., where she is controller and a director. Prior to joining Grosvenor Industries, Inc., she operated her own accounting firm from 1976 to 1978. Ms. Clark graduated from San Diego State University and National University.

Item 10.  Executive Compensation

The Partnership has not paid and does not propose to pay any executive compensation to the general partner or any of its affiliates (except as described in Item 12 below).There are no compensatory plans or arrangements regarding termination of employment or change of control.


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

Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the years ended December 31, 1996 and 1995 are as follows:

                                           1996          1995
Management fees                         $  64,678      $  68,985
Reimbursement for partnership
  administration expenses                  22,392         22,947
Salaries and other allocated expenses      34,143         44,311
                                        -----------  ------------
                                         $121,213       $136,243
                                        ===========  ============

In addition, all motel employees are paid by GMS. The Partnership reimbursed GMS $304,321 in 1996 and $268,758 in 1995, including a one percent processing fee, for the wages of these employees.

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

No annual report or proxy material for the fiscal year 1996 has been sent to the limited partners of the Partnership. An annual report will be sent to the limited partners subsequent to this filing and the Partnership has incorporated such reports in this filing.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASHVILLE SUPER 8 LTD.,
A California Limited Partnership

By: GHG Hospitality, Inc.
    Corporate General Partner


By: /s/ J. Mark Grosvenor                  Date: March 27, 1997
    J. Mark Grosvenor
    President and Director of GHG

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: GHG Hospitality, Inc.
    Corporate General Partner

By: /s/ J. Mark Grosvenor                   Date: March 27, 1997
    J. Mark Grosvenor
    President and Director of GHG


By: /s/ Stephen D. Burchett                 Date: March 27, 1997
    Stephen D. Burchett
    Vice President of GHG

By: /s/ Sylvia Mellor Clark                 Date: March 27, 1997
    Sylvia Mellor Clark
    Controller of GHG