Form 10QSB
period 1997-03-31
NASHVILLE SUPER 8 LTD
filed 1997-05-13
CIK 820062

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

              Form 10-QSB - Quarterly or Transitional Report

   /X/    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended     March 31, 1997
          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



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

     Balance Sheet as of March 31, 1997 and December 31, 1996.

     Statement of Operations for the three month periods ended
March 31, 1997 and March 31, 1996.

     Statement of Cash Flows for the three month periods ended
March 31, 1997 and March 31, 1996.

     Notes to Financial Statements.

                      NASHVILLE SUPER 8 LTD.
                 A California Limited Partnership
                          Balance Sheet
               March 31, 1997 and December 31, 1996
                           (Unaudited)
                          (Part 1 of 2)

                                         March 31,       December 31,
          ASSETS                            1997             1996
         ---------                        ---------        ------------
Current Assets:
 Cash and cash equivalents              $   39,730        $   79,268
  Accounts receivable                        1,421             5,554
  Operating supplies                        15,455            15,455
  Prepaid expenses                           4,135             5,197
  Due from affiliates (note 4)                   0                 0
                                         ----------         ----------
    Total current assets                    60,741           105,474

Investment property, at cost:
 Land                                      711,092          711,092
 Building and improvements               2,849,509        2,849,283
 Furniture, fixtures and equipment         626,273          624,444
                                        ----------        ----------
                                         4,186,874        4,140,819

 Less accumulated depreciation           1,120,795        1,078,638
                                        ----------       ----------
Investment property, net of
    accumulated depreciation             3,066,079       3,062,181
                                        ----------      ----------

Franchise fees, net (note 3)                12,167          12,417
                                        ----------      ----------

                                        $3,138,987      $3,180,072
                                        ==========      ==========

          See accompanying notes to financial statements.

                                       NASHVILLE SUPER 8 LTD.
                                    A California Limited Partnership
                                            Balance Sheet
                                 March 31, 1997 and December 31, 1996
                                              (Unaudited)
                                              (Part 2 of 2)

         LIABILITIES AND                      March 31,      December 31,
    PARTNER'S CAPITAL ACCOUNTS                   1997             1996
   ----------------------------             ----------        ------------
Current liabilities:
 Notes Payable,current portion (note 5)    $    7,828         $   8,163
 Accounts payable and accrued expenses         46,775            66,229
 Due to affiliates (note 4)                    35,513             3,931
                                            ----------         ----------
   Total current liabilities                   90,116            78,323
                                            ----------         ----------

Long-term debt, less
 current portion (note 5)                     162,394           164,108
                                            ----------         ----------
   Total liabilities                       $  252,510         $ 242,431
                                            ----------         ----------

Partners' capital accounts (deficit):
 General Partners:
  Cumulative net earnings                  $   9,112          $ 14,228
  Cumulative cash distributions              (65,450)          (65,450)
                                            ----------       ----------
                                             (56,338)          (51,222)
 Limited partners:
  Capital contributions,
   net of offering costs                   3,449,823         3,449,823
  Cumulative net earnings                     82,034           128,082
  Cumulative cash distributions             (589,042)         (589,042)
                                           ----------       ----------

                                           2,942,815         2,988,863
                                           ----------       ----------
   Total partners' capital accounts        2,886,477         2,937,641
                                           ----------       ----------
                                          $3,138,987        $3,180,072
                                          ==========        ==========

         See accompanying notes to financial statements.

                                           NASHVILLE SUPER 8 LTD.
                                     A California Limited Partnership
                                          Statement of Operations
                                             Three Months Ended
                                    March 31, 1997 and March 31, 1996
                                                  (Unaudited)

                                                      THREE MONTHS ENDED
                                                           March 31,
                                                   1997                1996
                                           --------------        -------------
  Revenues:
   Room revenues                             $  187,789          $  176,437
   Phone revenues                                 3,276               3,857
   Interest income                                   59                 124
     Other income                                   142                 388
                                           --------------      --------------
                                                191,266             180,806
                                           --------------      --------------

Expenses:
  Property operating expenses                    94,873              90,261
  Depreciation                                   42,157              41,560
  General and administrative                     33,437              36,851
  Repairs and Maintenance                        17,388              17,657
  Amortization                                      250                 250
  Management fees                                11,472              10,841
  Royalties and advertising                      11,122              10,566
  Real estate taxes                               9,337               9,087
  Marketing                                      12,420              17,629
  Property and liability insurance                5,574               5,500
  Interest expense                                4,400               4,913
                                           -------------         -------------
                                                242,430             245,115
                                           -------------         -------------
       Net earnings                         $   (51,164)         $  (64,309)
                                              =========             ========
    Net earnings per limited
      partnership interest                  $    (11.58)         $   (14.56)
                                              =========             ========

                           See accompanying notes to financial statements

                                        NASHVILLE SUPER 8 LTD.
                                A California Limited Partnership
                                       Statement of Cash Flows
                                         Three Months Ended
                                  March 31, 1997 and March 31, 1996
                                             (Unaudited)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                 1997               1996
                                           -------------        ------------
Cash flows from operating activities:
  Net earnings                                $ (51,164)        $ (64,309)
  Adjustments to reconcile net earnings to cash:
    Depreciation and amortization                42,407            41,810
    Changes in assets and liabilities:
      (Increase) decrease in other assets:        5,195           (25,294)
    Increase (decrease) in liabilities:
        Accounts payable and accrued expenses   (19,454)           15,597
        Due to/from Affiliates                   31,582            27,167
                                          --------------      --------------
 Net cash provided by/(used in)
       operating activities                       8,566            (5,029)
                                          --------------      --------------
Cash flows used in or provided from investing activities:
  Acquisition & construction costs
          of investment property                (46,055)          (13,028)
                                          --------------      ---------------
  Net cash (used in)/provided
        from invest. activities                (46,055)           (13,028)
                                           -------------      ---------------
Cash flows from financing activities:
  Increase (decrease) to Notes payable          (2,049)            (1,727)
  Cash distributions to partners                     0                  0
                                          --------------     ---------------
  Net cash (used in) financing activities       (2,049)            (1,727)
                                           -------------     ---------------
Net increase (decrease) in cash                (39,538)           (19,783)

Cash and cash equivalents at begin. of period   79,268             56,208
                                           -------------      --------------
Cash and cash equivalents at end of period  $   39,730         $   36,425
                                             ==========           ==========

                       See accompanying notes to financial statements.

                                    NASHVILLE SUPER 8 LTD.,
                              A California Limited Partnership
                                Notes to Financial Statements
                                         March 31, 1997
                                          (Unaudited)

Readers of this quarterly report should refer to the partnership audited financial statements and annual report Form 10-KSB (File No. 33-16163-LA) for the period ended December 31, 1996, as certain footnote disclosures which would substantially duplicate those contained in such financial reports have been omitted from this report.

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

    INVESTMENT PROPERTY

Investment property is recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 5 to 39 years. Maintenance and repair costs are expensed as incurred, while significant improvements, replacements, and major renovations are capitalized.

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

During 1994, the franchise agreement with Super 8 was amended to reduce the Partnership's area of protection in exchange for the franchisor reducing by one-half the liquidated damages that would be payable by the Partnership in the event it elects an early termination of the franchise agreement. The area of protection released by the Partnership is small in relation to the original area of protection and is to the south and west of the Partnership's motel, away from Opryland and other growth areas. In addition, if the fran-chisor grants a franchise in the released area and the occupancy rate at the Partnership's motel drops by three or more percentage points for any twelve month period, the Partnership may reduce the royalties from 6% to 5% of gross room sales and reduce the royalties payable for the balance of the franchise agreement or terminate the franchise agreement upon payment of the reduced liquidated damages. The occupancy rate was 51.81% in 1996 compared to 65.38% in 1995 and, therefore, management has notified Super 8 that the Partnership is entitled to the reduction in royalties (approximately $10,000 in annual savings) payable for the balance of the franchise agreement.

4.  RELATED PARTY TRANSACTIONS

The motel is operated pursuant to a management agreement with GHG Hospi-tality, Inc. (GHG). The agreement provides for the payment of monthly management fees of 6% of gross revenues.

                                                      (Continued)
                                      8

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

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months ended March 31, 1997 and March 31, 1996 are as follows:

                                                   Three Months Ended
                                                 3/31/97         3/31/96
                                              ------------     -------------
Management Fees                                  $ 11,472        $ 10,841
Reimbursement for partnership
         administration expenses                 $  6,777        $  5,731
Salaries and other allocated expenses            $  4,887        $  6,534

In addition, all motel employees are paid by GMS. For the three months ended March 31, 1997, the Partnership reimbursed GMS $65,798 for the wages of these employees including a one percent processing fee. At March 31, 1997, $35,513 was owed to GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT

The Partnership has a note payable to a bank due in monthly installments of approximately $2,150, including interest at the bank's index rate plus 2% (10.25% at March 31, 1997) through August 2009. The note is secured by a first priority deed of trust on the Partnership's motel. The fair value of long-term debt approximates its carrying amount based on the borrowing rates currently available to the Partnership for loans with similar terms.


                                                  (Continued)
                                         9

                                  NASHVILLE SUPER 8 LTD.,
                           A California Limited Partnership
                    Notes to Financial Statements (Continued)


5.  LONG-TERM DEBT (Continued)

Principal payments on this note are due as follows:

                Apr 1997 - Dec 1997                     $   6,114
                1998                                        9,063
                1999                                       10,062
                2000                                       11,170
                2001                                       12,402
                Thereafter                                121,411
                                                        ----------
                                                         $170,222
                                                          =======


6.  ADJUSTMENTS

In the opinion of the general partners, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the three months ended March 31, 1997.


                                                     (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Condition:

On September 1, 1987, the Partnership commenced its public offering pursuant to its Prospectus. On September 27, 1988, the Partnership completed the public offering. The Partnership received $3,449,823 (net of offering costs of $525,177) from the sale of limited partnership interests. These funds were available for investment in property, to pay legal fees and other costs related to the investments, to pay operating expenses, and for working capital. The majority of the proceeds was used to acquire and construct the 110- room "economy" motel on approximately 2 acres of land.

Construction of an indoor swimming pool, workout center, and spa and renovations of the lobby and certain guest rooms were completed in 1995. The total cost of the project was approximately $677,300. The project's cost was funded by cash from operations and a loan of $184,258 from First Bank & Trust of Tennessee.
As of March 31, 1997, a principal balance of $170,222 was outstanding on this note. The note is payable in monthly installments of approximately $2,150 including interest at two points over the index which is the New York Consensus Prime as quoted in the Wall Street Journal. The interest rate at March 31, 1997 was 10.25%. The final balance is due August 2009. The note is secured by a first priority deed of trust on the Partnership's motel.

An independent appraisal valued the Partnership's motel property at $3,200,000 as of August 26, 1996. The carrying amount of investment property on the Partnership's financial statements was $3,138,987. as of March 31, 1997.

During 1994, the franchise agreement with Super 8 was amended to reduce the Partnership's area of protection in exchange for the franchisor reducing by one-half the liquidated damages that would be payable by the Partnership in the event it elects an early termination of the franchise agreement. The area of protection released by the Partnership is small in relation to the original area of protection and is to the south and west of the Partnership's motel, away from Opryland and other growth areas. In addition, if the franchisor grants a franchise in the released area and the occupancy rate at the Partnership's motel drops by three or more percentage points for any twelve month period, the Partnership may reduce the royalties from 6% to 5% of gross room sales and reduce the royalties payable for the balance of the franchise agreement or terminate the franchise agreement upon payment of the reduced liquidated damages. The occupancy rate was 51.81% in 1996 compared to 65.38% in 1995 and, therefore,management has notified Super 8 that the Partnership is entitled to the reduction in royalties payable for the balance of the franchise agreement.

At March 31, 1997, the Partnership had cash and cash equivalents of approxi-mately $39,730. Such funds will be utilized for working capital requirements. No distribution to the partners will be paid for the three months ended March 31, 1997.


                                                       (Continued)
                                         11

Results of Operations:

For the three months ended March 31, 1997, room revenues were $187,789, the occupancy rate was 40.53% and the average daily rate was $48.56. This compares to the three months ended March 31, 1996 when room revenues were $176,437, the occupancy rate was 38.09% and the average daily rate was $48.02.

Nashville is looking forward to a healthy second and third quarter. Management is continuing its sales and marketing efforts to increase occupancy. Numerous group reservations, provided in part by Nashville Express Tours, and the annual Fanfare in June will result in sold-out occupancies. The Exit Information Guides continue to be a strong tool for attracting leisure travel. The property has recently joined a co-op of hotels called the National Airport Hospitality Association. Co-ops have been very successful in the past by reducing advertis-ing costs and generating cost effective marketing, security and human resource ideas and information.

Capital expenditures for 1997 include guest room carpet replacement throughout the entire property which was recently completed at an approximate cost of $44,000. Guest room carpet was responsible for over 4,500 deficiency points on February's Quality Assurance Inspection. Future 1997 projects may include replacing hallway carpet and Super 8 has announced electronic locks will be a requirement for all franchisees by 1999.

The effect of current operations on liquidity was net cash provided by operating activities of $8,566 for the three months ending March 31, 1997 and net cash used in operating activities of $5,029 for the three months ended March 31, 1996. Investment property expenditures were $46,105. for the three months ended March 31, 1997 and $13,028 for the three months ended March 31, 1996.

Seasonality:

The motel business is seasonal with the third quarter being the strongest due to the tourist business and the last half of the fourth quarter and the first half of the first quarter being the weakest.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Reg-istrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

(REGISTRANT)                       NASHVILLE SUPER 8 LTD.,
                                   A California Limited Partnership
                                   By:    GHG Hospitality, Inc.
                                          Corporate General Partner

By   (SIGNATURE)                   /s/    J. Mark Grosvenor
 (NAME AND TITLE)                  J. Mark Grosvenor, President and Director
 (DATE)                            May 9, 1997

By  (SIGNATURE)                    /s/    Sylvia Mellor Clark
 (NAME AND TITLE)                 Sylvia Mellor Clark, Controller
 (DATE)                           May 9, 1997