Form 10QSB
period 1997-06-30
NASHVILLE SUPER 8 LTD
filed 1997-08-13
CIK 820062

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

              Form 10-QSB - Quarterly or Transitional Report

/ X /     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

          For the quarterly period ended     June 30, 1997
          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

     Balance Sheet as of June 30, 1997 and December 31, 1996.

     Statement of Operations for the three and six month periods ended
       June 30, 1997 and June 30, 1996.

     Statement of Cash Flows for the three and six month periods ended
       June 30, 1997 and June 30, 1996.

     Notes to Financial Statements.

                                NASHVILLE SUPER 8 LTD.
                           A California Limited Partnership
                                   Balance Sheet
                        June 30, 1997 and December 31, 1996
                                    (Unaudited)
                                   (Part 1 of 2)

                                          June 30,           December 31,
          ASSET                              1997                   1996
Current Assets:
  Cash and cash equivalents                   $  109,509       $   79,268
  Accounts receivable                             43,421            5,554
  Operating supplies                              15,455           15,455
  Prepaid expenses                                 7,539            5,197
                                              -----------      -----------
       Total current assets                      175,924          105,474

Investment property, at cost:
  Land                                           711,092          711,092
  Building and improvements                    2,851,493        2,805,283
 Furniture, fixtures and equipment               626,273          624,444
                                             ------------     -------------
                                               4,188,858        4,140,819

 Less accumulated depreciation                 1,165,370        1,078,638
                                            -------------    -------------
   Investment property, net of
     accumulated depreciation                  3,023,488        3,062,181
                                            -------------    -------------
Franchise fees, net (note 3)                      11,917           12,417
                                            -------------    -------------
                                              $3,211,329       $3,180,072
                                            ============     =============

            See accompanying notes to financial statements.

                                  NASHVILLE SUPER 8 LTD.
                           A California Limited Partnership
                                    Balance Sheet
                        June 30, 1997 and December 31, 1996
                                     (Unaudited)
                                    (Part 2 of 2)

         LIABILITIES AND                          June 30,       December 31,
    PARTNER'S CAPITAL ACCOUNTS                     1997              1996
Current liabilities:
 Notes Payable (note 5)                      $     8,124         $    8,163
 Accounts payable and accrued expenses            92,351             66,229
 Due to affiliates (note 4)                       10,218              3,931
                                               ----------         ----------
   Total current liabilities                     110,693             78,323
                                               ----------         ----------
Long-term debt, less current portion (note 5)    160,163            164,108
                                               ----------         ----------
   Total liabilities                            $270,856           $242,431
                                               ----------         ----------
Partners' capital accounts (deficit):
 General Partners:
  Cumulative net earnings                 $       14,511           $ 14,228
  Cumulative cash distributions                  (65,450)           (65,450)
                                               -----------        -----------
                                                 (50,939)           (51,222)
 Limited partners:
  Capital contributions, net of offering costs 3,449,823          3,449,823
  Cumulative net earnings                        130,631            128,082
  Cumulative cash distributions                 (589,042)          (589,042)
                                               -----------       -----------
                                               2,991,412          2,988,863
                                               -----------       -----------
   Total partners' capital accounts            2,940,473          2,937,641
                                               -----------       -----------
                                              $3,211,329         $3,180,072
                                               ===========       ===========

           See accompanying notes to financial statements.

                        NASHVILLE SUPER 8 LTD.
                  A California Limited Partnership
                       Statement of Operations
                  Three Months and Six Months Ended
                   June 30, 1997 and June 30, 1996
                             (Unaudited)

                         THREE MONTHS ENDED        SIX MONTHS ENDED
                     June 30,      June 30,      June 30,      June 30,
                      1997          1996          1997           1996
Revenues:
  Room revenues    $ 376,871     $ 331,712      $ 564,660       $508,149
  Phone revenue        4,697         5,701          7,973          9,558
  Interest income         82           146            141            270
  Other income           795           432            937            820
                 -------------  ------------   ------------   ------------
                     382,445       337,991        573,711        518,797
                 ------------   ------------   ------------   ------------

Expenses:
  Property oper-
    ating expenses   165,101       126,431        277,362        234,349
  Depreciation        44,575        42,046         86,732         83,606
  General and
    administrative    44,930        34,409         83,941         76,760
  Amortization           250           250            500            500
  Management fees     22,942        20,271         34,414         31,112
  Royalties and
    advertising       18,843        19,902         29,965         30,468
  Real estate taxes   10,388         9,637         19,725         18,724
  Interest expense     4,516         4,516          8,916          9,429
  Marketing           16,904        15,717         29,324         33,346
                 ------------     ------------  -----------   ------------
                     328,449       273,179        570,879        518,294
                 ------------     ------------  -----------   ------------
Net earnings        $ 53,996     $  64,812     $    2,832      $     503
                  ===========     ============ ============   ============
Net earnings per
  limited partnership
  interest          $12.23         $ 14.67        $  .64         $  .11
                   =======         =======        =======        =======

           See accompanying notes to financial statements.

                         NASHVILLE SUPER 8 LTD.
                    A California Limited Partnership
                         Statement of Cash Flows
                    Three Months and Six Months Ended
                     June 30, 1997 and June 30, 1996
                               (Unaudited)

                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                June 30,                    June 30,
                               1997          1996         1997        1996
Cash flows from operating activities:
 Net earnings (loss)        $  53,996     $  64,812      $   2,832   $   503
 Adjustments to reconcile net income to cash:
  Depreciation/amortization    44,825        42,296         87,232    84,106
 (Increase) decrease in:
     Other assets             (45,404)       13,959        (40,209)  (11,335)
  Increase (decrease) in:
     Accounts payable
       and accrued expenses    45,576       (12,253)        26,122     3,344
     Due to/from Affiliates   (25,295)        5,664          6,287    32,831
                            -----------    -----------   ----------- ---------
     Net cash provided by (used in)
     operating activities      73,698       114,478         82,264   109,449

Cash flows from investing activities:
   Investment property
      expenditures            ( 1,984)      (10,803)       (48,039)  (23,831)
                           ------------    -----------  ------------ -----------
       Net cash used in
       investing activities    (1,984)      (10,803)       (48,039)  (23,831)
                           ------------   ------------  ----------  -----------
Cash flows from
financing activities:
 Proceeds/(Payts)-notes payable(1,935)       (1,226)        (3,984)   (2,953)
 Cash distributions to partners     0             0              0         0
     Net cash provided by  -------------  -----------   -----------  ----------
     (used in) financing
     activities                (1,935)       (1,226)        (3,984)   (2,953)
                           -------------  -----------   -----------  -----------
     Net increase (decrease)
     in cash                   69,779       102,449         30,241    82,666

Cash and cash equivalents,
beginning of period            39,730        36,425         79,268    56,208
                           ------------   -----------   -----------  -----------
Cash and cash equivalents,
end of period                 109,509       138,874        109,509   138,874
                           ============   ===========   ===========  =========


              See accompanying notes to financial statements.

                                 NASHVILLE SUPER 8 LTD.,
                          A California Limited Partnership
                             Notes to Financial Statements
                                        June 30, 1997
                                          (Unaudited)


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

    INVESTMENT PROPERTY

Investment property is recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 5 to 39 years. Main-tenance and repair costs are expensed as incurred, while significant improve-ments, replacements, and major renovation are capitalized.

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

During 1994, the franchise agreement with Super 8 was amended to reduce the Partnership's area of protection in exchange for the franchisor reducing by one-half the liquidated damages that would be payable by the Partnership in the event it elects an early termination of the franchise agreement.
The area of protection released by the Partnership is small in relation to the original area of protection and is to the south and west of the Partnership's motel, away from Opryland and other growth areas. In addition, if the franchisor grants a franchise in the released area and the occupancy rate at the Partnership's motel drops by three or more percentage points for any twelve month period, the Partnership may reduce the royalties from 6% to 5% of gross room sales and reduce the royalties payable for the balance of the franchise agreement or terminate the franchise agreement upon payment of the reduced liquidated damages. The occupancy rate was 51.81% in 1996 compared to 65.38% in 1995 and, therefore, management has notified Super 8 that the Partnership is entitled to the reduction in royalties approximately payable for the balance of the franchise agreement.

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

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three and six months ended June 30, 1997 and June 30, 1996 are as follows:

                             Three Months Ended   Six Months Ended
                             6/30/97  6/30/96     6/30/97   6/30/97
Management Fees             $ 22,942  $20,271     $ 34,414    $31,112
Reimbursement for partnership
 administration expenses   $   4,419 $  6,032     $ 11,196    $11,769
Salaries and other
  allocated expenses       $   7,079 $  5,999     $ 17,273    $12,533


In addition, all motel employees are paid by GMS. For the three months ended June 30, 1997, the Partnership reimbursed GMS $88,342 for the wages of these employees including a one percent processing fee. At June 30, 1997, $10,218 was owed to GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT

The Partnership has a note payable to a bank due in monthly installments of approximately $2,150, including interest at the bank's index rate plus 2% (10.5% at June 30, 1997) through August 2009. The note is secured by a first priority deed of trust on the Partnership's motel and the unpaid balance at June 30, 1997 was $168,287. The fair value of long-term debt approximates its carrying amount based on the borrowing rates currently available to the Partnership for loans with similar terms.


                                                  (Continued)

                                 NASHVILLE SUPER 8 LTD.,
                          A California Limited Partnership
                    Notes to Financial Statements (Continued)

5.  LONG-TERM DEBT (Continued)

Principal payments on this note are due as follows:

                July 1997 - Dec 1997    $   4,179
                1998                        9,063
                1999                       10,062
                2000                       11,170
                2001                       12,402
                Thereafter                121,411
                                       ----------
                                         $168,287
                                        ========

6.  ADJUSTMENTS

In the opinion of the general partners, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the six months ended June 30, 1997.

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

Construction of an indoor swimming pool, workout center, and spa and renovations of the lobby and certain guest rooms were completed in 1995. The total cost of the project was approximately $677,300. The project's cost was funded by cash from operations and a loan of $184,258 from First Bank & Trust of Tennessee. As of June 30, 1997, a principal balance of $168,287 was out-standing on this note. The note is payable in monthly installments of approximately $2,150 including interest at two points over the index which is the New York Consensus Prime as quoted in the Wall Street Journal. The interest rate at June 30, 1997 was 10.5%. The final balance is due August
2009. The note is secured by a first priority deed of trust on the Partner-ship's motel.

An independent appraisal valued the Partnership's motel property at $3,200,000 as of August 26, 1996. An update of this appraisal was completed in August 1997 showing the same value of $3,200,000. The carrying amount of investment property on the Partnership's financial statements was $3,023,488 as of June 30, 1997.

During 1994, the franchise agreement with Super 8 was amended to reduce the Partnership's area of protection in exchange for the franchisor reducing by one-half the liquidated damages that would be payable by the Partnership in the event it elects an early termination of the franchise agreement. The area of protection released by the Partnership is small in relation to the original area of protection and is to the south and west of the Partnership's motel, away from Opryland and other growth areas. In addition, if the franchisor grants a franchise in the released area and the occupancy rate at the Partnership's motel drops by three or more percentage points for any twelve month period, the Partnership may reduce the royalties from 6% to 5% of gross room sales and royalties payable for the balance of the franchise agreement or terminate the franchise agreement upon payment of the reduced liquidated damages. The occupancy rate was 51.81% in 1996 compared to 65.38% in 1995 and, therefore, management has notified Super 8 that the Partnership is entitled to the reduction in royalties payable for the balance of the franchise agreement.

At June 30, 1997, the Partnership had cash and cash equivalents of $109,509. Such funds will be utilized for working capital requirements. No distri-bution to the partners will be paid for the three months ended June 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued
Results of Operations:

For the three months ended June 30, 1997, room revenues were $376,871, the occupancy rate was 72.62% and the average daily rate was $53.80. This compares to the three months ended June 30, 1996 when room revenues were $331,712, the occupancy rate was 62.9% and the average daily rate was $54.67.

For the six months ended June 30, 1997, room revenues were $564,660, the occupancy rate was 56.67% and the average daily rate was $51.94. This compares to the six months ended June 30, 1996 when room revenues were $508,149, the occupancy rate was 50.49% and the average daily rate was $52.17.

When compared to the second quarter 1996, average daily rate decreased by $.87 while occupancy increased by 9.72% resulting in increased room revenue revenue of $45,519. A comparsion of year to date statistics shows 1997 room revenue is $56,511 more than 1996, average daily rate decreased by $.23 and occupancy increased by 6.18%.

Profits for the six months ended June 30, 1997 were $2,832, and $ 503 for the six months ended June 30, 1996. The three months ended June 30, 1997 showed profits of $53,996 compared to the three months ended June 30, 1997 of $64,812, a decrease of $10,816.

The General Partner is currently considering strategic opportunities which the Partnership could pursue in an effort to maximize the value of the Limited Partners' investment in the Partnereship. Because the General Partner wishes to maintain as much flexibility to enter into any such strategic transaction which may be identified, the General Partner has determined to retain the amounts which it would normally distribute for the second quarter. General and administrative expenses relating to this matter in the amount of $9,092 attributed to the decreased profit.

The motel has booked $42,273 in individual sales and tour groups for the period July through December 1997. New corporate accounts should bring in $60,000 in increased revenue through the end of the year. Nashville has two new professional sports teams, the NHL and NFL, which should result in extra bookings and increase business for 1998 and 1999. Customers can now make inquiries and reservations through the Internet at our E-Mail address at super8parkway@travelbase.com.

Superline reservations accounted for approximately 9.6% of our room nights in April 1997, 10.6% in May 1997, and 10.8% in June 1997. This compares to the 1996 Superline reservations provided as follows: April 1996 was 11%, May 1996 was 19%, and June 1996 was 13%.

Capital expenditures for 1997 include guest room carpet replacement through-out the entire property which was completed at the end of the first quarter 1997 at an approximate cost of $44,000. Guest room carpet was responsible for over 4,500 deficiency points on February's Quality Assurance Inspection. Our most recent Quality Assurance inspection resulted in a "Good" rating. Numerous TVs were replaced and six new air conditioning/heating units were purchased. Future 1997 or 1998 projects will most likely include replacing hallway carpet. Super 8 has announced electronic locks will be a requirement for all franchisees by 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The effect of current operations on liquidity was net cash provided by operating activities of $73,698 for the three months ending June 30, 1997 and $82,264 for the six months ended June 30, 1997. This compares to net cash provided by operating activities of $114,478 for the three months ended June 30, 1996 and $109,449 for the six months ended June 30, 1997. Investment property expenditures were $48,039. for the six months ended June 30, 1997 and $23,831 for the six months ended June 30, 1996.

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

(REGISTRANT)                      NASHVILLE SUPER 8 LTD.,
                                  A California Limited Partnership
                                  By:    GHG Hospitality, Inc.
                                  Corporate General Partner


By   (SIGNATURE)                  / s /   J. Mark Grosvenor
     (NAME AND TITLE)             J. Mark Grosvenor, President and Director
     (DATE)                       August 13, 1997


By   (SIGNATURE)                  / s /   Sylvia Mellor Clark
     (NAME AND TITLE)             Sylvia Mellor Clark, Controller
     (DATE)                       August 13, 1997