Form 10QSB
period 1997-09-30
NASHVILLE SUPER 8 LTD
filed 1997-11-13
CIK 820062

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

            Form 10-QSB - Quarterly or Transitional Report

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the quarterly period ended     September 30, 1997
          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from                      to

             Commission File Number    33-16163-LA


  Nashville Super 8 Ltd., A California Limited Partnership
  (Exact name of small business issuer as specified in its charter)

           California                                    33-0249749
(State or other jurisdiction of       (I.R.S. Employer Identification Number
incorporation or organization)                     Identification Number)

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

Balance Sheet as of September 30, 1997 and December 31, 1996.

Statement of Operations for the three months and nine months ended September 30, 1997 and September 30, 1996.

Statement of Cash Flows for the three months and nine months ended September 30, 1997 and September 30, 1996.

Notes to Financial Statements.

                     NASHVILLE SUPER 8 LTD.
                  A California Limited Partnership
                            Balance Sheet
              September 30, 1997 and December 31, 1996
                             (Unaudited)
                            (Part 1 of 2)

                                      September 30,      December 31,
          ASSETS                             1997              1996
Current Assets:
 Cash and cash equivalents              $  197,249       $   79,268
  Accounts receivable                       20,233            5,554
  Operating supplies                        15,455           15,455
  Prepaid expenses                           2,818            5,197
                                       -----------       -----------
       Total current assets                235,755          105,474

Investment property, at cost:
  Land                                     711,092          711,092
  Building and improvements              2,853,862        2,805,283
 Furniture, fixtures and equipment         629,523          624,444
                                       -----------       ----------
                                         4,194,477        4,140,819

 Less accumulated depreciation           1,208,456        1,078,638
                                      ------------      -----------
Investment property, net of
      accumulated depreciation           2,986,021        3,062,181
                                       -----------       -----------
Franchise fees, net (note 3)                11,867           12,417
                                       -----------      ------------
                                        $3,233,443       $3,180,072
                                       ===========      ===========

           See accompanying notes to financial statements.

                                  NASHVILLE SUPER 8 LTD.
                           A California Limited Partnership
                                    Balance Sheet
                      September 30, 1997 and December 31, 1996
                                     (Unaudited)
                                    (Part 2 of 2)

         LIABILITIES AND                   September 30,    December 31,
    PARTNER'S CAPITAL ACCOUNTS                     1997           1996
Current liabilities:
 Notes Payable (note 5)                   $     8,324         $    8,163
 Accounts payable and accrued expenses        122,817             66,229
 Due to affiliates (note 4)                     1,805              3,931
                                          -----------          ----------
   Total current liabilities                  132,946             78,323
                                          -----------          ----------
Long-term debt,less current portion(note 5)   158,013            164,108
                                          -----------          ----------
   Total liabilities                         $290,959           $242,431
                                          -----------          ----------
Partners' capital accounts (deficit):
 General Partners:
  Cumulative net earnings                 $    14,712           $ 14,228
  Cumulative cash distributions               (65,450)           (65,450)
                                        --------------      -------------
                                              (50,738)           (51,222)
 Limited partners:
  Capital contributions,
     net of offering costs                  3,449,823          3,449,823
  Cumulative net earnings                     132,441            128,082
  Cumulative cash distributions              (589,042)          (589,042)
                                        --------------      -------------
                                            2,993,222          2,988,863
                                        --------------      -------------
   Total partners' capital accounts         2,942,484          2,937,641
                                          ------------       ------------
                                           $3,233,443         $3,180,072
                                          ===========        ============


           See accompanying notes to financial statements.

                       NASHVILLE SUPER 8 LTD.
                  A California Limited Partnership
                       Statement of Operations
                 Three Months and Nine Months Ended
              September 30, 1997 and September 30, 1996
                             (Unaudited)

                         THREE MONTHS ENDED            NINE  MONTHS ENDED
                 September 30,   September 30,   September 30,  September 30,
                     1997             1996           1997            1996
Revenues:
  Room revenues      $ 368,035     $ 339,959        $ 932,695       $848,108
  Phone revenue          6,581         5,918           14,554         15,476
  Interest income          336           184              477            454
  Other income             625           825            1,562          1,645
                   -------------  ------------    ------------   ------------
                       375,577       346,886          949,288        865,683
                    ------------  ------------    ------------   ------------

Expenses:
 Property operating    175,242       149,237          452,604        383,586
 Depreciation           43,086        42,131          129,818        125,737
 General/Administrative 82,096        37,191          166,037        113,951
 Amortization              250           250              750            750
 Management fees        22,515        20,792           56,929         51,904
 Royalties/Avertising   18,911        20,397           48,876         50,865
 Real estate taxes      13,639         7,786           33,364         26,510
 Interest expense        4,586         4,504           13,502         13,933
 Marketing              13,241        16,572           42,565         49,918
                   ------------  --------------  -------------   ------------
                       373,566       298,860          944,445        817,154
                   ------------  --------------  -------------   ------------
   Net earnings     $    2,011   $    48,026      $     4,843    $    48,529
                      ========      =========        =========    ==========
   Net earnings per limited
   partnership interest  $ .46       $ 10.87           $ 1.10        $ 10.99
                       =======       =======           =======       =======





           See accompanying notes to financial statements.

                       NASHVILLE SUPER 8 LTD.
                  A California Limited Partnership
                       Statement of Cash Flows
              For the Three months and Nine Months Ended
              September 30, 1997 and September 30, 1996
                             (Unaudited)

                                   Three months ended       Nine  months ended
                                      September 30,            September 30,
                                    1997        1996          1997       1996
Cash flows from operating activities:
 Net earnings (loss)             $    2,011  $  48,026   $   4,843   $ 48,529
 Adjustments to reconcile net income to cash:
  Depreciation and amortization      43,336     42,381     130,568    126,487
 (Increase)decrease in other assets: 27,909      7,672     (12,300)    (3,663)
  Increase (decrease) in:
   Accounts payable/accrued expenses 30,466      9,606      56,588     12,950
   Due to/from Affiliates            (8,413)   (21,133)     (2,126)    11,698
Net cash provided by (used in)    ---------- ---------- ----------- -----------
     operating activities            95,309     86,552     177,573    196,001
                                  ---------- ---------- ----------- -----------
Cash flows from investing activities:
   Investment property expenditures ( 5,619)    (1,194)    (53,658)   (25,025)
                                   ---------- ---------- ----------- -----------
Net cash used in investing
     activities                      (5,619)    (1,194)    (53,658)   (25,025)
                                   ---------- ---------- ----------- -----------
Cash flows from financing activities:

 Proceeds/(Paymts) of notes payable  (1,950)    (1,838)     (5,934)    (4,791)
 Cash distributions to partners           0   (125,003)          0   (125,003)

Net cash provided by (used in)     ---------- ---------- ----------- ---------
     financing activities            (1,950)  (126,841)     (5,934)  (129,794)
                                   ---------- ---------- ----------- ---------
  Net increase (decrease) in cash    87,740    (41,484)    117,981     41,182

Cash and cash equivalents,
    beginning of period             109,509    138,874      79,268     56,208
                                   ---------- ---------- ----------- ---------
Cash and cash equivalents,
    end of period                   197,249     97,390     197,249     97,390
                                   =========  ========    ========    ========

           See accompanying notes to financial statements.

                                  NASHVILLE SUPER 8 LTD.,
                           A California Limited Partnership
                             Notes to Financial Statements
                                      September 30, 1997
                                          (Unaudited)


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

2.  PARTNERSHIP AGREEMENT

Net income or loss and cash distributions from operations of the Partnership are allocated 90% to the limited partners and 10% to the general partner. Profits from the sale or other disposition of Partnership property are to be allocated to the general partner until its capital account equals zero; thereafter, to the limited partners until their capital accounts equal their capital contribu-tions reduced by prior distributions of cash from sale or refinancing plus an amount equal to a cumulative but not compounded annual 8% return thereon which cumulative return shall be reduced (but not below zero) by the aggregate amount of prior distributions of cash available for distribution; thereafter, gain shall be allocated 15% to the general partner and 85% to the limited partners. Loss from sale shall be allocated 1% to the general partner and 99% to the limited partners.

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

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months and nine months ended September 30, 1997 and September 30, 1996 are as follows:

                                 Three months Ended     Nine  Months Ended
                                  9/30/97  9/30/96       9/30/97   9/30/96
Management Fees                    $ 22,515  $20,792    $56,929    $51,904
Reimbursement for partnership
 administration expenses           $  5,598  $ 5,885    $15,794    $17,654
Salaries and other
  allocated expenses               $  5,107  $ 2,421    $21,716    $15,954

In addition, all motel employees are paid by GMS. For the three months ended September 30, 1997, the Partnership reimbursed GMS $102,995 for the wages of these employees including a one percent processing fee. At September 30, 1997, $1,805 was owed to GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT

The Partnership has a note payable to a bank due in monthly installments of approximately $2,150, including interest at the bank's index rate plus 2% (10.5% at September 30, 1997) through August 2009. The note is secured by a first priority deed of trust on the Partnership's motel and the unpaid balance at September 30, 1997 was $166,337. The fair value of long-term debt approximates its carrying amount based on the borrowing rates currently available to the Partnership for loans with similar terms.

                                                  (Continued)

                                  NASHVILLE SUPER 8 LTD.,
                           A California Limited Partnership
                    Notes to Financial Statements (Continued)


5.  LONG-TERM DEBT (Continued)

Principal payments on this note are due as follows:

                Oct. 1997 - Dec 1997    $  2,229
                1998                       9,063
                1999                      10,062
                2000                      11,170
                2001                      12,402
                Thereafter               121,411
                                      ----------
                                        $166,337
                                        ========

6.  ADJUSTMENTS

In the opinion of the general partners, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the three months and nine months ended September 30, 1997.

7.  SUBSEQUENT EVENT

In November 1997, the Partnership paid a distribution of $58,498.95 to the limited partners.

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

Construction of an indoor swimming pool, workout center, and spa and renovations of the lobby and certain guest rooms were completed in 1995. The total cost of the project was approximately $677,300. The project's cost was funded by cash from operations and a loan of $184,258 from First Bank & Trust of Tennessee. As of September 30, 1997, a principal balance of $166,337 was out-standing on this note. The note is payable in monthly installments of approxi-mately $2,150 including interest at two points over the index which is the New York Consensus Prime as quoted in the Wall Street Journal. The interest rate at September 30, 1997 was 10.5%. The final balance is due August 2009.
The note is secured by a first priority deed of trust on the Partnership's motel.

An independent appraisal valued the Partnership's motel property at $3,200,000 as of August 26, 1996. An update of this appraisal was completed in August 1997 showing the same value of $3,200,000. The carrying amount of investment property on the Partnership's financial statements was $2,986,021 as of September 30, 1997. During 1994, the franchise agreement with Super 8 was amended to reduce the Partnership's area of protection in exchange for the franchisor reducing by one-half the liquidated damages that would be payable by the Partnership in the event it elects an early termination of the franchise agreement. The area of protection released by the Partnership is small in relation to the original area of protection and is to the south and west of the Partnership's motel, away from Opryland and other growth areas.
In addition, if the franchisor grants a franchise in the released area and the occupancy rate at the Partnership's motel drops by three or more percentage points for any twelve month period, the Partnership may reduce the royalties from 6% to 5% of gross room sales and royalties payable for the balance of the franchise agreement or terminate the franchise agreement upon payment of the reduced liquidated damages. The occupancy rate was 51.81% in 1996 compared to 65.38% in 1995 and, therefore, management has notified Super 8 that the Partnership is entitled to the reduction in royalties payable for the balance of the franchise agreement.

At September 30, 1997, the Partnership had cash and cash equivalents of $197,249. Such funds will be utilized for working capital requirements and distributions to partners.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued
Results of Operations:

For the three months ended September 30, 1997, room revenues were $368,035, the occupancy rate was 75.58% and the average daily rate was $49.93. This compares to the three months and nine months ended September 30, 1996 when room revenues were $339,959, the occupancy rate was 63.48% and the average daily rate was $54.91.

For the nine months ended September 30, 1997, room revenues were $939,695, the occupancy rate was 63.04% and the average daily rate was $51.13. This compares to the nine months ended September 30, 1996 when room revenues were $848,108, the occupancy rate was 54.85% and the average daily rate was $53.23.

When compared to the third quarter 1996, average daily rate decreased by $4.98 while occupancy increased by 12.1% resulting in increased room revenue revenue of $28,076. A comparison of year to date statistics shows 1997 room revenue is $84,587 more than 1996, average daily rate decreased by $2.10 and occupancy increased by 8.19%.

Profits for the three months ended September 30, 1997 were $2,011 and $48,026 for the three months ended September 30, 1996. The nine months ended September 30, 1996 showed profits of $48,529 compared to the nine months ended September 30, 1997 of $4,843, a decrease of $43,686 .

The General Partner is currently considering strategic opportunities which the Partnership could pursue in an effort to increase cash returns to the partners and preserve and enhance the value of the Limited Partners' investment in the Partnership. These opportunities include a sale of the property, a reorgan-ization into another entity, and maintaining the status quo. In connection with the evaluation of these opportunities the Partnership has incurred professional fees in the amount of $61,137 which are included in general and administra-tive expenses. This has contributed to the decreased profit for the nine months ended September 30, 1997.

Business continues to be good. Our hotel is one of only a few in Nashville ahead in revenue from last year. Along with the business already booked for 1998, the hotel booked another 90 rooms for three nights in April 1998 and 90 rooms for 3 nights in April 1999. Total of room revenue for these two groups total $27,000. The fourth quarter 1997 is expected to out perform 1996's fourth quarter.

Superline reservations accounted for approximately 13% of our room nights in July 1997, 12.5 % in August 1997, and 10% in September 1997.

Capital expenditures for 1997 included guest room carpet replacement throughout the entire property which was completed at the end of the first quarter 1997 at a cost of $44,226. Again our most recent Quality Assurance inspection resulted in a "Good" rating. Numerous TVs have been replaced and eight new air condi-tioning/heating units were purchased. 1998 projects will most likely include replacing hallway carpet. Also the hotel needs new box spring/mattresses for at least 50 rooms, extensive painting (inside and out), some room furniture and some bedspreads and drapes. Super 8 has announced electronic locks will be a requirement for all franchisees by 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The effect of current operations on liquidity was net cash provided by operating activities of $95,309 for the three months ending September 30, 1997 and $177,573 for the nine months ended September 30, 1997. This compares to net cash provided by operating activities of $86,552 for the three months ended September 30, 1996 and $196,001 for the nine months ended September 30, 1997. Investment property expenditures were $53,658, for the nine months ended September 30, 1997 and $25,025 for the nine months ended September 30, 1996.

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


(REGISTRANT)                           NASHVILLE SUPER 8 LTD.,
                                  A California Limited Partnership
                                  By:    GHG Hospitality, Inc.
                                         Corporate General Partner


By   (SIGNATURE)                  / s /   J. Mark Grosvenor
     (NAME AND TITLE)            J. Mark Grosvenor, President and Director
     (DATE)                      November 13, 1997


By   (SIGNATURE)                 / s /   Sylvia Mellor Clark
     (NAME AND TITLE)            Sylvia Mellor Clark, Controller
     (DATE)                      November 13, 1997