Form 10KSB
period 1997-12-31
NASHVILLE SUPER 8 LTD
filed 1998-03-31
CIK 820062

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           Form 10-KSB

/x/            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 31, 1997

                 Commission File No.: 33-16163-LA

Nashville Super 8 Ltd., A California Limited Partnership
(Name of small business issuer in its charter)

            California                                      33-0249749
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

1466 9th Avenue, San Diego, California 92101         92101
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number:  (619) 699-6100

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                              None
                         (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
X    Yes /x/      No / /

State issuer's revenues for its most recent fiscal year: $1,211,019.

The aggregate market value of the voting securities held by non-affiliates is not determinable as there is no established market and the securities have only limited voting rights.

State the number of limited partnership interests outstanding as of December 31, 1997: 3,975 interests held by 585 limited partners.

DOCUMENT INCORPORATED BY REFERENCE

Definitive Prospectus dated September 1, 1987, as supplemented August 31, 1988, is incorporated by reference into Part III.
                              PART I
tem 1.  Business

Nashville Super 8 Ltd., A California Limited Partnership, formerly Motels of America Series XI, A California Limited Partnership, (the Partnership) was formed on September 1, 1988 pursuant to the California Revised Uniform
Limited Partnership Act. As of December 31, 1997, the Partnership consisted of a general partner, GHG Hospitality, Inc. (GHG), and 585 limited partners owning 3,975 limited partnership interests. The limited partnership interests sold at a public offering price of $1,000 each commencing September 1, 1987 pursuant to a Registration Statement on Form S-18 under the Securities Act of 1933 (Registration 33-16163-LA). The offering of $3,975,000 was fully subscribed and closed on September 27, 1988.

The Partnership was organized to acquire a parcel of property located near the Nashville Metropolitan Airport in Nashville, Tennessee, and to build and operate a 106-room "economy" motel as a franchise of Super 8 Motels, Inc.
The motel opened for business on April 23, 1989 under a 20-year franchise agreement with Super 8 Motels, Inc. The agreement required the payment of initial franchise fees of $20,000 and requires ongoing royalty and chain-affiliated advertising fees based on a percentage of gross room revenues. Since January 1,1990, the motel has been operated pursuant to a management agreement with GHG.

The profitability of a motel is subject to general economic risks, the manage-ment ability of the operator, intense competition, desirability of a particular location, and other factors relating to its operations. The demand for par-ticular accommodations may vary seasonally and may be affected by economic recessions, changes in travel patterns caused by changes in energy prices, strikes, relocation of highways, the construction of additional highways and other factors. To meet competition in the industry and to maintain economic values, continuing expenditures must be made for modernizing, refurnishing, and maintaining existing facilities prior to the expiration of their anticipated useful lives.

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

       The Partnership has no employees.

At the time of the public offering in 1988, the Prospectus stated that the general partner expected that the Partnership would consider selling or refinancing the motel after operating it for a period of approximately six to ten years. A recent informal survey conducted by the general partner of a number of limited partners indicated that a substantial majority would like the motel to be sold. For these reasons, the general partner decided in early 1998 to initiate the process which could possibly result in a sale of the motel. On March 3, 1998, the Partnership entered into an agreement with Hotel Partners, Inc., a real estate broker specializing in hotel and motel properties, to list the motel for sale. The initial listing price is $3,700,000. However, there is no assurance that a buyer can be found or that the motel can be sold for this price. Furthermore, any sale would be subject to the approval of limited partners holding a majority of the limited partnership interests.

Item 2.     Property
The Partnership acquired the following property in September 1988. The Partnership does not intend to acquire any additional property.

Property name and address                    Property description

Nashville Super 8 Motel                      A 106-room "economy" motel on
Metropolitan Airport Center                  approximately 2 acres of land.
Nashville, Tennessee

The Partnership purchased the land for $711,000, including closing costs, and constructed the motel. The Partnership completed construction and opened the motel in April 1989.

In 1995, significant improvements to the property were completed. These include completion of a swimming pool and fitness center, improvements to lobby area, and renovation of certain guest rooms. The total cost of the project was approximately $677,300.
                               3

In the opinion of the Partnership's management, the property is adequately covered by insurance.

The property is subject to a trust deed with a balance of $164,284 as of December 31, 1997. The trust deed requires monthly payments of approximately $2,150, including interest at the bank's index rate plus 2%
 (10.85% at December 31, 1997) through August 2009 or until paid in full.

Item 3.     Legal Proceedings

The Partnership is not subject to any pending legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.
                                             PART II

Item 5.     Market for Limited Partnership Interests and Related Partner Matters

There is no public trading market for the Partnership's limited partnership interests. There were approximately 585 holders of the Partnership's 3,975 limited partnership interests as of December 31, 1997. Cash distributions of $58,500 and $134,999 were paid to holders of limited partnership interests in 1997 and 1996, respectively.

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

Construction of an indoor swimming pool, workout center, and spa and renovations of the lobby and certain guest rooms were completed in 1995.
The total cost of the project was approximately $677,300. The project's cost was funded by cash from operations and a loan of $184,258 from First
Bank & Trust of Tennessee. As of December 31, 1997, a principal balance of $164,284 was outstanding on this note. The note is payable in monthly installments of approximately $2,150 including interest at two points over the index which is the New York Consensus Prime as quoted in the Wall Street Journal. The interest rate at December 31, 1997 was 10.85%. The final balance is due August 2009. The note is secured by a first priority deed of trust on the Partnership's motel.

An independent appraisal valued the Partnership's investment property at $3,200,000 as of July 30, 1997. The carrying amount of investment property on the Partnership's financial statements was $2,947,365 as of December 31,
 1997.

The Partnership's liquidity is indicated by net working capital which was $94,801 at December 31, 1997 and $27,151 at December 31, 1996. The
increase in net working capital is attributable to net cash provided by operating activities of $212,036 less cash distributions to partners of $65,000 and investment property expenditures of $58,998 in 1997.

Super 8 is requiring all franchisees to convert to electronic locks by 1999. Management expects to complete the conversion in the fourth quarter of 1998 or first quarter of 1999 for an estimated cost of $30,000 subject to the possible sale of the motel. The cost will be funded by cash from opera-tions.

As discussed in Item 1, the general partner decided in early 1998 to initiate the process which could possibly result in a sale of the motel. Any sale would be subject to the approval of limited partners holding a majority of the limited partnership interests. If a sale is consummated, the net sale proceeds, after payment of all liabilities and costs to wind down the affairs of the Partner-ship, would be paid to the limited partners in the form of a final liquidating distribution and the Partnership would be dissolved.

       Results of Operations:

Net income was $25,042 in 1997 and $17,654 in 1996. Total revenues were $1,211,019 in 1997 and $1,078,483 in 1996. The property operated at an occupancy of 61.79% in 1997 and 51.81% in 1996. The average daily room rate was $49.63 in 1997 and $52.50 in 1996.
                               5

The increase in occupancy and the decrease in average daily room rate resulted from management's decision to more aggressively sell rooms to groups and businesses at discounted rates in order to increase total revenues. Total revenues increased by 12% in 1997 largely as a result of this program.

The increase in property operating expenses was partially due to the increase in occupancy. Also, in 1997, the motel began offering an improved complimentary breakfast to guests. The total cost of complimentary breakfasts and breakfast crew wages was $39,297 in 1997 and $19,449 in 1996. And, in 1997, the motel began contracting with an outside party to provide security service. Security expenses were $29,365 in 1997 and $8,100 in 1996.

Royalties and chain-affiliated advertising decreased despite the increase in revenues because of a 1% of gross room sales reduction in royalties payable to Super 8. The Partnership was entitled to the reduction because of a clause in a franchise agreement amendment under which the Partnership agreed to reduce its area of protection in exchange for Super 8 relinquishing certain of its rights under the original agreement.

Real estate taxes increased due to an increase in the assessed value of the property from $1.9 million to $2.3 million primarily because of the addition of the indoor swimming pool and fitness center.

Property and liability insurance decreased as a result of adding the property to a group policy which also covers other properties managed by the general partner.

In 1997, the Partnership incurred costs of $28,716 associated with a proposal to reorganize the Partnership into a real estate investment trust (REIT).
The efforts were discontinued when management and the proposed sponsor of the REIT were unable to negotiate mutually acceptable terms and conditions for a reorganization.

Opryland, a major tourist attraction located near the motel, was closed on December 31, 1997 for approximately two years in order to undergo major renovations and refurbishments including the construction of additional retail shops and attractions. This will likely have a negative impact on revenues during the period of closure and a positive impact on revenues after the reopening. The Partnership does not have a method to reliably determine historical revenues from guests who stayed at the motel in order to visit Opryland and, therefore, the exact impact of the closing and reopening on future revenues is not known.

A National Football League team will begin playing in Nashville in 1998. This should help the motel to attract new business from visitors traveling to Nashville to attend games.

The effect of current operations on liquidity was net cash provided by operating activities of $212,036 in 1997 and $204,827 in 1996.

       Seasonality:

The motel business is seasonal with the third quarter being the strongest due to the tourist business and the last half of the fourth quarter and the first half of the first quarter being the weakest.

Item 7.  Financial Statements and Supplementary Data



                     NASHVILLE SUPER 8 LTD.,
                 A California Limited Partnership



                            I N D E X




Independent Auditor's Report                                         9


Balance Sheets, December 31, 1997 and 1996                          10-11


Statements of Operations, Years Ended December 31, 1997
  and 1996                                                          12

Statements of Partners' Capital, Years Ended December 31,
  1997 and 1996                                                     13-14


Statements of Cash Flows, Years Ended December 31, 1997
  and 1996                                                          15

Notes to Financial Statements                                       16-20

                   Independent Auditor's Report
                   ------------------------------

The Partners
Nashville Super 8 Ltd.,
A California Limited Partnership

We have audited the balance sheets of Nashville Super 8 Ltd., A California Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville Super 8 Ltd., A California Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Levitz, Zacks, & Ciceric, CPAs
San Diego, California
February 10, 1998

                          NASHVILLE SUPER 8 LTD.,
                     A California Limited Partnership
                          Balance Sheets, page 1
                        December 31, 1997 and 1996

                               ...ASSETS...

                                         1997                   1996
Current Assets:
  Cash and cash equivalents        $   159,319            $    79,268
  Accounts receivable                   17,447                  5,554
  Operating supplies                    15,455                 15,455
  Prepaid expenses                       4,947                  5,197
                                   -----------            -----------
      Total current assets             197,168                105,474
                                   -----------            -----------

Investment property, at cost:
  Land                                 711,092                711,092
  Building and improvements          2,854,422              2,805,283
  Furniture, fixtures and equipment    634,303                624,444
                                   -----------           ------------
                                     4,199,817              4,140,819

  Less accumulated depreciation      1,252,452              1,078,638
                                   -----------           ------------
      Investment property, net       2,947,365              3,062,181
                                   -----------           ------------

Other Assets:
  Franchise fees, net                   11,417                12,417
                                    ----------          ------------
      Total other assets                11,417                12,417
                                   -----------          ------------

      Total assets                 $ 3,155,950           $ 3,180,072
                                   ===========          ============

             See accompanying notes to financial statements
                                   10

                          NASHVILLE SUPER 8, LTD
                       A California Limited Partnership
                          Balance Sheets, page 2
                        December 31, 1997 and 1996

                  ...LIABILITIES AND PARTNERS' CAPITAL...

                                             1997                  1996
Current Liabilities:
  Accounts payable                    $    23,761           $    18,702
  Accrued expenses                         58,669                47,527
  Due to affiliates                        11,553                 3,931
  Current portion of long-term debt         8,384                 8,163
                                      ------------          ------------
      Total current liabilities           102,367                78,323

Long-term debt, less current portion      155,900               164,108
                                       -----------          ------------
      Total liabilities                   258,267               242,431
                                       -----------          ------------
Partners' Capital:
  General partner:
    Cumulative net income                  16,732                14,228
    Cumulative cash distributions         (71,950)              (65,450)
                                      ------------          ------------
                                          (55,218)              (51,222)
  Limited partners (3,975 interests): ------------          ------------
    Capital contributions,
        net of offering costs           3,449,823             3,449,823
    Cumulative net income                 150,620               128,082
    Cumulative cash distributions        (647,542)             (589,042)
                                     -------------        --------------
                                        2,952,901             2,988,863
                                    --------------        --------------
      Total partners' capital           2,897,683             2,937,641
                                     -------------         -------------
      Total liabilities and
          partners' capital           $ 3,155,950           $ 3,180,072
                                     =============         =============

                          NASHVILLE SUPER 8 LTD.,
                     A California Limited Partnership
                         Statements of Operations
                  Years Ended December 31, 1997 and 1996

                                            1997            1996
Revenues:
  Room revenues                         $ 1,186,602      $ 1,055,385
  Phone revenues                             19,555           19,166
  Interest income                             1,283              508
  Other                                       3,579            3,424
                                        ------------    -------------
      Total revenues                      1,211,019        1,078,483
                                        ------------    -------------
Expenses:
  Property operating expenses               513,135          429,210
  Depreciation                              173,814          167,882
  General and administrative                125,933          122,223
  Repairs and maintenance                    77,548           73,605
  Management fees                            72,584           64,678
  Royalties and chain-affiliated advertising 61,678           63,302
  Marketing                                  55,946           60,086
  Real estate taxes                          45,293           37,349
  REIT proposal costs                        28,716             -0-
  Interest expense                           18,133           18,428
  Property and liability insurance           12,197           23,066
  Amortization                                1,000            1,000
                                        ------------    -------------
      Total expenses                      1,185,977        1,060,829
                                        ------------     ------------
      Net income                        $    25,042      $    17,654
                                        ============     ============
      Net income per interest               $ 5.67           $ 4.00
                                            ======           ======



             See accompanying notes to financial statements.

                          NASHVILLE SUPER 8 LTD.,
                     A California Limited Partnership
                      Statements of Partners' Capital, page 1
                  Years Ended December 31, 1997 and 1996

                                  General Partner

                                             Cumulative
                            Cumulative             Cash
                            Net Income      Distributions       Total

Balance, December 31, 1995    $ 12,463        $ (50,450)      $ (37,987)

Net income,
  year ended December 31, 1996   1,765            -0-             1,765

Cash distributions
   ($33.96 per interest)          -0-           (15,000)        (15,000)
                            -----------     ------------     -----------
Balance, December 31, 1996      14,228          (65,450)        (51,222)

Net income,
  year ended December 31, 1997   2,504             -0-            2,504

Cash Distributions
    ($14.72 per interest)         -0-            (6,500)         (6,500)
                          -------------   ---------------    ------------
Balance, December 31, 1997   $  16,732      $   (71,950)     $  (55,218)
                            ===========   ===============    ============


             See accompanying notes to financial statements.

                         NASHVILLE SUPER 8, LTD.,
                        A California Limted Partnership
                     Statements of Partners' Capital, page 2
                     Years ended December 31, 1997 amd 1996

                                 Limited Partners

                                          Cumulative              Total
                Capital     Cumulative      Cash                 Partners'
              Contributions   Net Income  Distributions   Total   Capital

Balance,
  Dec.31,1995  $ 3,449,823   $ 112,193   $(454,043)  $3,107,973   $3,069,986

Net income,
 year ended
 Dec. 31,1996          -0-      15,889       -0-         15,889       17,654

Cash distributions
 ($33.96 per interest) -0-       -0-      (134,999)    (134,999)    (149,999)
                ------------  ---------  -----------  -----------  ----------
Balance,
 Dec. 31,1996     3,449,823    128,082    (589,042)   2,988,863    2,937,641

Net income,
 year ended
 Dec. 31,1997          -0-      22,538       -0-         22,538       25,042

Cash distributions
 ($14.72 per interest) -0-       -0-       (58,500)     (58,500)     (65,000)
                ------------  ---------  -----------  -----------  ----------
Balance,
 Dec. 31,1997    $ 3,449,823 $ 150,620  $ (647,542) $ 2,952,901  $ 2,897,683
                ============ ========== =========== ===========  ===========


                          NASHVILLE SUPER 8 LTD.,
                     A California Limited Partnership
                         Statements of Cash Flows
                  Years Ended December 31, 1997 and 1996

                                                1997                 1996
Cash flows from operating activities:
  Net income                                 $   25,042           $  17,654
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization               174,814             168,882
    (Increase) decrease in:
      Accounts receivable                       (11,893)                936
      Operating supplies                          -0-                   -0-
      Prepaid expenses                              250               5,242
      Due from affiliate                          -0-                 7,899
    Increase (decrease) in:
      Accounts payable                            5,059               6,106
      Accrued expenses                           11,142              (4,915)
      Due to affiliates                           7,622               3,023
                                              ----------          ----------
        Net cash provided by
           operating activities                 212,036             204,827
                                             -----------          ----------
Cash flows from investing activities:
      Purchases of property and equipment       (58,998)            (25,025)
                                             -----------          ----------
        Net cash used in investing activities   (58,998)            (25,025)
                                             -----------          ----------
Cash flows from financing activities:
  Payments of note payable                       (7,987)             (6,743)
  Cash distributions to partners                (65,000)           (149,999)
                                             -----------          ----------
        Net cash used in financing activities   (72,987)           (156,742)
                                              ----------          ----------
        Net increase in cash
              and cash equivalents               80,051              23,060
Cash and cash equivalents, beginning of year     79,268              56,208
                                              ----------          ----------
Cash and cash equivalents, end of year       $  159,319           $  79,268
                                             ===========          ==========
Supplemental disclosure of cash flow information:
       Interest paid                         $  (18,133)          $ (16,907)
                                             ===========          ==========

                         NASHVILLE SUPER 8, LTD.,
                        A California Limited Partnership
                         Notes to Financial Statements
                     Years ended December 31, 1997 and 1996

Note 1.    THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES

Nashville Super 8 Ltd., A California Limited Partnership (the Partnership), formerly Motels of America Series XI, A California Limited Partnership, was formed on September 1, 1988 pursuant to the California Revised Uniform Limited Partnership Act. The Partnership consists of a general partner which owns a 10% interest and 585 limited partners which collectively own a 90% interest. The purpose of the Partnership is to construct, own, and operate a 106-room "economy" motel in Nashville, Tennessee under a Super 8 franchise. The motel was opened in April 1989.

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

                         NASHVILLE SUPER 8, LTD.,
                     A California Limited Partnership
                       Notes to Financial Statements
                Years Ended December 31, 1997 and 1996
                             (Continued)

           Franchise Fees

Franchise fees are amortized over the 20-year life of the franchise agreement which expires in 2009.

Note 1.    THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES (continued)

           Advertising

Advertising costs are expensed as incurred. Advertising expense was $63,443 for the year ended December 31, 1997 and $58,502 for the year ended December 31, 1996.

           Income Taxes

No provision for income taxes has been made as any liability for such taxes would be that of the partners rather than the Partnership.

           Net Income Per Interest

Net income per interest is based upon the 90% of net income allocated to limited partners divided by 3,975 limited partner interests outstanding throughout the year.

           Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                            NASHVILLE SUPER 8, LTD.,
                            A California Limted Partnership
                             Notes to Financial Statements
                         Years Ended December 31, 1997 and 1996
                               (Continued)

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

Note 3.    FRANCHISE AGREEMENT

The Partnership has entered into a twenty-year franchise agreement expiring in 2009 with Super 8 Motels, Inc. to provide the Partnership with consultation in the areas of design, construction, and operation of the motel. The agreement required the payment of initial franchise fees of $20,000 and requires ongoing royalty and chain-affiliated advertising fees based on a percentage of gross room revenues.

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

                           NASHVILLE SUPER 8, LTD.,
                         A California Limited Partnership
                          Notes to Financial Statements
                      Years Ended December 31, 1997 and 1996
                                 (Continued)

Note 4.    LONG-TERM DEBT

The Partnership has a note payable to a bank due in monthly installments of approximately $2,150, including interest at the bank's index rate plus 2% (10.85% at December 31, 1997), through August 2009 or until paid in full. The note is secured by a first priority deed of trust on the Partnership's motel. The fair value of long-term debt approximates its carrying amount based on the borrowing rates currently available to the Partnership for loans with similar terms.

           Principal payments on this note are due as follows:

                1998                               $   8,384
                1999                                   9,340
                2000                                  10,406
                2001                                  11,593
                2002                                  12,915
                Thereafter                           111,646
                                                   ----------
                                                    $ 164,284
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

                         NASHVILLE SUPER 8, LTD.,
                       A California Limited Partnership
                         Notes to Financial Statements
                    Years ended December 31, 1997 and 1996
                             (Continued)

GHG and an affiliate, Grosvenor Management Services, Inc. (GMS), allocate to the Partnership certain marketing and accounting salaries and certain other expenses directly related to the operations of the Partnership.

Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the years ended December 31, 1997 and 1996 are as follows:

                                                  1997          1996
anagement fees                                $  72,584      $ 64,678
Reimbursement for partnership
  administration expenses                        23,770        22,392
Salaries and other allocated
  expenses                                       31,504        34,143
                                              ----------    ----------
                                              $ 127,858     $ 121,213
                                              =========     =========

In addition, all motel staff are employed by GMS. The Partnership reimbursed GMS $344,455 in 1997 and $304,321 in 1996, including a one percent processing fee, for the wages of these employees.

In 1997, the Partnership purchased used air conditioners and computers for $4,780 from an affiliate of GHG.

Note 6. SUBSEQUENT EVENT

Subsequent to December 31, 1997, the Partnership entered into an agreement with a real estate broker to list the motel for sale. The initial listing price is $3,700,000. However, there is no assurance that a buyer can be found or that the motel can be sold for this price. Furthermore, any sale would be subject to the approval of limited partners holding a majority of the limited partnership interests.

Item 8. Changes In and Disagreements with Accountants on
        ------------------------------------------------
        Accounting and Financial Disclosure
        -----------------------------------

        None

                              PART III

Item 9. Directors and Executive Officers of the Registrant
        --------------------------------------------------

The general partner has general responsibility and ultimate authority in all matters affecting the business of the Partnership.

The general partner and its directors and executive officers as of December 31, 1997 are as follows:

GHG HOSPITALITY, INC. (GHG) was incorporated in November 1989 under the laws of the state of Delaware. GHG was elected as general partner effective January 1, 1990.

J. MARK GROSVENOR, 50, is President and a Director of GHG. From 1976 to 1988, he served as chief executive officer of Nite Lite Inns, a California corporation, which owned Grosvenor Enterprises, a California limited partnership, which owns Grosvenor Inn. In 1984, he acquired Medallion Foods, Inc., a food processing company, located in Newport, Arkansas.
Mr. Grosvenor graduated from San Diego State University with a bachelor's degree in business and finance.

STEPHEN D. BURCHETT, 38, is Vice President of GHG. From 1984 to 1991 he worked in private business law practice in San Diego, California with Schall, Boudreau & Gore and Kaufman, Lorber, Grady & Farley. Mr. Burchett graduated from California State University Fullerton in 1981 with a bachelor's degree in finance and from the University of Santa Clara School of Law in 1984 with a juris doctorate.

SYLVIA MELLOR CLARK, 53, is Controller of GHG.  In 1978, she joined
Grosvenor Industries, Inc., where she is controller and a director. Prior to joining Grosvenor Industries, Inc., she operated her own accounting firm from 1976 to 1978. Ms. Clark graduated from San Diego State University and National University.

Item 10.   Executive Compensation
           ----------------------

The Partnership has not paid and does not propose to pay any executive compensation to the general partner or any of its affiliates (except as describ-ed in Item 12 below). There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 11.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------
        (a) No person or group is known to the Partnership to be the beneficial owner of more than 5% of the outstanding limited partnership interests in the Partnership.

        (b) The general partner does not directly or indirectly own any limited partnership interests in the Partnership. The general partner does not possess a right to acquire beneficial ownership of limited partnership interests in the Partnership.

        (c) There are no arrangements, known to the Partnership, which may result in a change in control of the Partnership.

Item 12. Certain Relationships and Related Transactions
         -----------------------------------------------

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

Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the years ended December 31, 1997 and 1996 are as follows:

                                        1997                   1996
Management fees                       $  72,584             $  64,678
Reimbursement for partnership
  administration expenses                23,770                22,392
Salaries and other allocated expenses    31,504                34,143
                                      ----------            ----------
                                      $ 127,858             $ 121,213
                                       =========             =========

In addition, all motel employees are paid by GMS. The Partnership reimbursed GMS $344,455 in 1997 and $304,321 in 1996, including a one percent processing fee, for the wages of these employees.

In 1997, the Partnership purchased used air conditioners and computers for $4,780 from an affiliate of GHG.

Item 13.   Exhibits and Reports on Form 8-K
           ---------------------------------

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

No annual report or proxy material for the fiscal year 1997 has been sent to the limited partners of the Partnership. An annual report will be sent to the limited partners subsequent to this filing and the Partnership has incorporated such reports in this filing.

                             SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASHVILLE SUPER 8 LTD.,
A California Limited Partnership

By:  GHG Hospitality, Inc.
       Corporate General Partner



By:    /s/ J. Mark Grosvenor             Date: March 27, 1998
       J. Mark Grosvenor
       President and Director of GHG


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  GHG Hospitality, Inc.
       Corporate General Partner



By:    /s/ J. Mark Grosvenor            Date: March 27, 1998
       J. Mark Grosvenor
       President and Director of GHG



By:    /s/ Stephen D. Burchett          Date: March 27, 1998
       Stephen D. Burchett
       Vice President of GHG



By:    /s/ Sylvia Mellor Clark           Date: March 27, 1998
       Sylvia Mellor Clark
       Controller of GHG
                                24