Form 10QSB
period 1998-03-31
NASHVILLE SUPER 8 LTD
filed 1998-05-15
CIK 820062

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

            Form 10-QSB - Quarterly or Transitional Report

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

          For the quarterly period ended    March 31, 1998
          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Balance Sheet as of March 31, 1998 and December 31, 1997.

Statement of Operations for the three months ended March 31, 1998 and March 31, 1997.

Statement of Cash Flows for the three months ended March 31, 1998 and March 31, 1997.

Notes to Financial Statements.

                     NASHVILLE SUPER 8 LTD.
                  A California Limited Partnership
                            Balance Sheet
                  March 31, 1998 and December 31, 1997
                             (Unaudited)
                            (Part 1 of 2)

                                        March 31,        December 31,
          ASSETS                         1998              1997
Current Assets:
 Cash and cash equivalents           $  104,621          $  159,319
  Accounts receivable                    12,990              17,447
  Operating supplies                     15,455              15,455
  Prepaid expenses                        4,719               4,947
                                     -----------          ----------
       Total current assets             137,785             197,168

Investment property, at cost:
  Land                                  711,092             711,092
  Building and improvements           2,857,622           2,854,422
  Furniture, fixtures and equipment     634,303             634,303
                                    ------------         -----------
                                      4,203,017           4,199,817
Less accumulated depreciation         1,279,742           1,252,452
                                    ------------         ------------
   Investment property,
   net of accumulated depreciation    2,923,275           2,947,365
                                    ------------         -------------
Franchise fees, net (note 3)             11,167              11,417
                                    ------------         -------------
                                     $3,072,227          $3,155,950
                                    ============         =============

           See accompanying notes to financial statements.

                                  NASHVILLE SUPER 8 LTD.
                           A California Limited Partnership
                                    Balance Sheet
                         March 31, 1998 and December 31, 1997
                                     (Unaudited)
                                    (Part 2 of 2)

         LIABILITIES AND                  March 31,           December 31,
    PARTNER'S CAPITAL ACCOUNTS             1998                1997
Current liabilities:
 Notes Payable (note 5)               $     8,872            $    8,163
 Accounts payable and accrued expenses     49,119                82,430
 Due to affiliates (note 4)                 8,652                11,553
                                        -----------           ----------
   Total current liabilities               66,643               102,146
                                        -----------           ----------
Long-term debt, less current
    portion (note 5)                      153,258               156,121
                                        -----------           ----------
   Total liabilities                     $219,901              $258,267
                                        -----------           ----------
Partners' capital accounts (deficit):
 General Partners:
  Cumulative net earnings             $    12,196              $ 16,732
  Cumulative cash distributions           (71,950)              (71,950)
                                        ------------         ------------
                                          (59,754)              (55,218)
 Limited partners:
  Capital contributions,
     net of offering costs              3,449,823             3,449,823
  Cumulative net earnings                 109,799               150,620
  Cumulative cash distributions          (647,542)             (647,542)
                                     --------------           -------------
                                        2,912,080             2,952,901
                                     --------------           -------------
   Total partners' capital accounts     2,852,326             2,897,683
                                      ------------            ------------
                                       $3,072,227            $3,155,950
                                      ============           =============


           See accompanying notes to financial statements.

                       NASHVILLE SUPER 8 LTD.
                  A California Limited Partnership
                       Statement of Operations
                         Three Months Ended
                  March 31, 1998 and March 31, 1997
                             (Unaudited)

                             Three Months Ended      Three Months Ended
                             March 31, 1998             March 31, 1997
Revenues:
  Room revenues                  $     217,847            $    187,789
  Phone revenue                          7,174                   3,276
  Interest income                          778                      59
  Other income                             225                     142
                                  -------------            ------------
                                       226,024                 191,266
                                  ------------             ------------

Expenses:
    Property operating expenses        119,449                  94,873
    Depreciation                        27,290                  42,157
    General and administrative          34,374                  33,437
    Repairs and maintenance             31,365                  17,388
    Amortization                           250                     250
    Management fees                     13,515                  11,472
    Royalties and advertising           10,892                  11,122
    Real estate taxes                   11,022                   9,337
    Marketing                           16,384                  12,420
    Property and liability insurance     2,544                   5,574
    Interest expense                     4,296                   4,400
                                    ------------           --------------
                                       271,381                 242,430
                                    ------------           --------------
            Net earnings           $   (45,357)           $    (51,164)
                                   =============          ===============
     Net earnings per limited
              partnership interest $    (10.27)              $   (11.58)
                                       ========                 ========




           See accompanying notes to financial statements.

                       NASHVILLE SUPER 8 LTD.
                  A California Limited Partnership
                       Statement of Cash Flows
                      For the Three Months Ended
                  March 31, 1998 and March 31, 1997
                             (Unaudited)

                                             Three Months Ended
                                        March 31, 1998        March 31, 1997
Cash flows from operating activities:
  Net earnings (loss)                       $  (45,357)       $    (51,164)
  Adjustments to reconcile net income to cash:
    Depreciation and amortization               27,540              42,407
    Changes in assets and liabilities:
   (Increase) decrease in other assets:          4,685               5,195
    Increase (decrease) in liabilities:
       Accounts payable and accrued expenses   (33,311)            (19,454)
        Due to/from Affiliates                  (2,901)            (31,582)
                                           ------------        ------------
Net cash provided by operating activities     (49,344)               8,566
                                           ------------        ------------
Cash flows used in or provided from investing
activities:
    Acquisition & construction costs of
       investment property                     (3,200)             (46,055)
                                           ------------        ------------
       Net cash (used in)/provided from
        investing activities                   (3,200)             (46,055)
                                           ------------        ------------
Cash flows from financing activities:
   Increase(decrease) to Notes payable         (2,154)              (2,049)
   Cash distributions to partners                   0                    0
                                            -----------         -----------
     Net cash (used in) financing activities   (2,154)              (2,049)
                                            -----------        -------------
     Net increase (decrease) in cash          (54,698)             (39,537)

Cash and cash equivalents,
         beginning of period                  159,319               79,268
                                            -----------        -------------
Cash and cash equivalents, end of period      104,621               39,730
                                            ===========         ===========

           See accompanying notes to financial statements.

                                  NASHVILLE SUPER 8 LTD.,
                           A California Limited Partnership
                             Notes to Financial Statements
                                     March 31, 1998
                                       (Unaudited)


Readers of this quarterly report should refer to the partnership audited financial statements and annual report Form 10-KSB (File No. 33-16163-LA) for the period ended March 31, 1998, as certain footnote disclosures which would substantially duplicate those contained in such financial reports have been omitted from this report.

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

2.  PARTNERSHIP AGREEMENT

Net income or loss and cash distributions from operations of the Partnership are allocated 90% to the limited partners and 10% to the general partner. Profits from the sale or other disposition of Partnership property are to be allocated to the general partner until its capital account equals zero; thereafter, to the limited partners until their capital accounts equal their capital contributions reduced by prior distributions of cash from sale or refinancing plus an amount equal to a cumulative but not compounded annual 8% return thereon which cumulative return shall be reduced (but not below zero) by the aggregate amount of prior distributions of cash available for distri-bution; thereafter, gain shall be allocated 15% to the general partner and 85% to the limited partners. Loss from sale shall be allocated 1% to the general partner and 99% to the limited partners.

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

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months ended March 31 1998 and March 31, 1997 are as follows:

                                     Three months Ended
                                  3/31/98         3/31/97
Management Fees                    $ 13,515         $11,472
Reimbursement for partnership
 administration expenses           $  5,850         $ 5,598
Salaries and other
  allocated expenses               $ 10,405         $10,663

In addition, all motel employees are paid by GMS. For the three months ended March 31, 1998, the Partnership reimbursed GMS $78,626 for the wages of these employees including a one percent processing fee. At March 31, 1998, $8,652 was owed to GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT

The Partnership has a note payable to a bank due in monthly installments of approximately $2,150, including interest at the bank's index rate plus 2% (10.5% at March 31, 1998) through August 2009. The note is secured by a first priority deed of trust on the Partnership's motel and the unpaid balance at March 31, 1998 was $162,130. The fair value of long-term debt approximates its carrying amount based on the borrowing rates currently available to the Partnership for loans with similar terms.

                                                  (Continued)

                                  NASHVILLE SUPER 8 LTD.,
                           A California Limited Partnership
                      Notes to Financial Statements (Continued)


5.  LONG-TERM DEBT (Continued)

Principal payments on this note are due as follows:

                Apr 1998 - Dec 1998    $  6,587
                1999                      9,519
                2000                     10,594
                2001                     11,791
                2002                     13,122
                Thereafter              110,517
                                     ----------
                                       $162,130
                                       ========

6.  ADJUSTMENTS

In the opinion of the general partners, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the three months ended March 31, 1998.

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

Construction of an indoor swimming pool, workout center, and spa and renovations of the lobby and certain guest rooms were completed in 1995. The total cost of the project was approximately $677,300. The project's cost was funded by cash from operations and a loan of $184,258 from First Bank & Trust of Tennessee. As of March 31, 1998, a principal balance of $162,130 was out-standing on this note. The note is payable in monthly installments of approximately $2,150 including interest at two points over the index which is the New York Consensus Prime as quoted in the Wall Street Journal. The interest rate at March 31, 1998 was 10.5%. The final balance is due August 2009. The note is secured by a first priority deed of trust on the Partner-ship's motel.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Financial Condition:

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

At March 31, 1998, the Partnership had cash and cash equivalents of $104,621. Such funds will be utilized for working capital requirements and distributions to partners.

For the three months ended March 31, 1998, room revenues were $217,847, the occupancy rate was 53.17% and the average daily rate was $42.95. This compares to the three months ended March 31, 1998 when room revenues were $187,789, the occupancy rate was 40.53% and the average daily rate was $48.56.

A comparison of first quarter figures from 1997 shows an increase in occupancy of 12.64 percentage points with a decrease in Average Daily Rate of $5.61, resulting in increased room revenue of $30,058.00. The motel received a Certificate of excellence from Super 8 regarding it's last inspection.

As requested by the limited partners in an informal survey conducted by the general partner now that the partnership is nearing its 10th year, the majority of the limited partners want the motel to be sold and the partnership dissolved. Consequently, the hotel brokerage firm of Hotel Partners International has been engaged by the partnership to market the hotel for sale to qualified buyers at the highest and best selling price. The initial listing price is $3,7000,000. Marketing packages have been sent out to hundreds of potential buyers and the level of interest is high. The general partner will review all offers and select one or more offers to submit to the limited partners for approval.

Nashville's new NHL Hockey Team, the Predators, will begin the season in October 1998 with 41 home games. Also, the NFL's Tennessee Oilers will be playing all of their home games in Nashville instead of Memphis, which should bring increased business for the fall and winter months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The effect of current operations on liquidity was net cash used in operating activities of $49,344 for the three months ending March 31, 1998. This compares to net cash provided by operating activities of $8,566 for the three months ended March 31, 1998. Investment property expenditures were $3,200. for the three months ended March 31, 1998.

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

(REGISTRANT)               NASHVILLE SUPER 8 LTD.,
                           A California Limited Partnership
                           By:    GHG Hospitality, Inc.
                           Corporate General Partner


By   (SIGNATURE)                  / s /   Stephen D. Burchett
       (NAME AND TITLE)           Stephen D. Burchett, Vice President
       (DATE)                     May 14, 1998


By   (SIGNATURE)                 / s /    Sylvia Mellor Clark
       (NAME AND TITLE)          Sylvia Mellor Clark, Controller
       (DATE)                    May 14, 1998