Form 10QSB
period 1998-06-30
NASHVILLE SUPER 8 LTD
filed 1998-08-14
CIK 820062

                                 SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D.C.  20549

                         Form 10-QSB - Quarterly or Transitional Report

/X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

          For the quarterly period ended   June 30, 1998
//        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Balance Sheet as of June 30, 1998 and December 31, 1997..

Statement of Operations for the three and six month periods ended June 30, 1998 and June 30, 1997.

Statement of Cash Flows for the three and six month periods ended June 30, 1998 and June 30, 1997.

Notes to Financial Statements.

                                NASHVILLE SUPER 8 LTD.
                           A California Limited Partnership
                                     Balance Sheet
                         June 30, 1998 and December 31, 1997
                                     (Unaudited)
                                    (Part 1 of 2)

                                            June 30,         December 31,
          ASSETS                               1998                 1997
          -----------                        ------             --------
Current Assets:
Cash and cash equivalents                     $ 95,269          $   159,319
 Accounts receivable                            28,285               17,447
  Operating supplies                            15,455               15,455
  Prepaid expenses                               4,270                4,947
                                            -----------           ----------
Total current assets                           143,279              197,168
Investment property, at cost:
  Land                                         711,092              711,092
  Building and improvements                  2,888,459            2,854,422
  Furniture, fixtures and equipment            634,574              634,303
                                            ------------         ------------
                                             4,234,125            4,199,817
Less accumulated depreciation                1,307,428            1,252,452
                                            -------------        ------------
   Investment property,
   net of  accumulated depreciation          2,926,697            2,947,365
                                            -------------        -------------
Franchise fees, net (note 3)                    10,917               11,417
                                            -------------        -------------
                                            $3,080,893           $3,155,950
                                            =============        =============

           See accompanying notes to financial statements.

                                   NASHVILLE SUPER 8 LTD.
                              A California Limited Partnership
                                       Balance Sheet
                            June 30, 1998 and December 31, 1997
                                        (Unaudited)
                                       (Part 2 of 2)

         LIABILITIES AND                    March 31,           December 31,
    PARTNER'S CAPITAL ACCOUNTS                  1998                   1997
    --------------------------------      ------------       -----------------
Current liabilities:
Notes Payable (note 5)                   $      9,023            $    8,163
 Accounts payable and accrued expenses         60,921                82,430
 Due to affiliates (note 4)                    11,027                11,553
                                          -----------            -----------
   Total current liabilities                   80,971               102,146
                                          -----------            -----------
Long-term debt, less
      current portion (note 5)                150,990               156,121
                                          -----------            -----------
   Total liabilities                       $  231,961              $258,267
                                          -----------            -----------
Partners' capital accounts (deficit):
 General Partners:
  Cumulative net earnings                 $    11,857              $ 16,732
  Cumulative cash distributions               (71,950)              (71,950)
                                          -------------          -------------
                                              (60,093)              (55,218)
 Limited partners:
  Capital contributions,
     net of offering costs                  3,449,823             3,449,823
  Cumulative net earnings                     106,744               150,620
  Cumulative cash distributions              (647,542)             (647,542)
                                          --------------        -------------
                                            2,909,025             2,952,901
                                          --------------        -------------
   Total partners' capital accounts         2,848,932             2,897,683
                                          --------------        ------------
                                           $3,080,893            $3,155,950
                                          ==============        ============

           See accompanying notes to financial statements.

                      NASHVILLE SUPER 8 LTD.
                A California Limited Partnership
                    Statement of Operations
               Three Months and Six Months Ended
                June 30, 1998 and June 30, 1997
                          (Unaudited)

                               THREE MONTHS ENDED        SIX MONTHS ENDED
                             June 30,      June 30,      June 30,   June 30,
                               1998          1997          1998       1997
                            ---------     ----------   ---------  -----------

Revenues:
  Room revenues              $ 293,843     $ 376,871   $ 511,690    $564,660
  Phone revenue                  7,257         4,697      14,431       7,973
  Interest income                  410            82       1,188         141
  Other income                     836           795       1,061         937
                            -----------   -----------  ----------  ----------
                               302,346       382,445     528,370     573,711
                            -----------   -----------  ----------  ----------

Expenses:
 Property operating expenses   181,495       165,101     332,309     277,362
 Depreciation                   27,686        44,575      54,976      86,732
 General and administrative     36,064        44,930      72,982      83,941
 Amortization                      250           250         500         500
 Management fees                18,116        22,942      31,631      34,414
 Royalties and advertising      14,693        18,843      25,585      29,965
 Real estate taxes               7,991        10,388      19,013      19,725
 Interest expense                4,333         4,516       8,629       8,916
 Marketing                      15,112        16,904      31,496      29,324
                            ------------  ------------  ----------  -----------
                               305,740       328,449     577,121     570,879
                            ------------  ------------  ----------  -----------
            Net earnings     $  (3,394)   $   53,996   $ (48,751)   $  2,832
                            ============  ============  ==========  =========

 Net earnings per limited
      partnership interest      $(0.77)     $ 12.23     $(11.04)       $0.64
                              =========    ==========   =========    ========

        See accompanying notes to financial statements.

                       NASHVILLE SUPER 8 LTD.
                  A California Limited Partnership
                       Statement of Cash Flows
                  Three Months and Six Months Ended
                   June 30, 1998 and June 30, 1997
                             (Unaudited)

                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                           June 30,                June 30,
                                       1998         1997       1998       1997
                                     ---------  ---------    --------  ---------
Cash flows from operating activities:
  Net earnings (loss)               $   (3,394) $  53,996  $  (48,751) $ 2,832
  Adjustments to reconcile net income to cash:
    Depreciation and amortization       27,936     44,825      55,476   87,232
   (Increase) decrease in other assets:(14,846)   (45,404)    (10,161) (40,209)
    Increase (decrease) in:
      Accounts payable and
            accrued expenses            11,802     45,576     (21,509)  26,122
      Due to/from Affiliates             2,375    (25,295)       (526)   6,287
     Net cash provided by (used in) -----------  ----------  --------- ---------
     operating activities               23,873     73,698     (25,471)  82,264
                                    -----------  ----------  --------- ---------
Cash flows from investing activities:
   Investment property expenditures    (31,108)    (1,984)    (34,308) (48,039)
                                    -----------  ----------  --------- ---------
Net cash used in investing activities  (31,108)    (1,984)    (34,308) (48,039)
                                    -----------  ----------  --------- ---------
Cash flows from financing activities:

 Proceeds/(Payments) of notes payable   (2,177)    (1,935)     (4,271)  (3,984)
 Cash distributions to partners              0          0           0        0
     Net cash provided by (used in) -----------  ----------  --------- ---------
             financing activities       (2,177)    (1,935)     (4,271)  (3,984)
                                    -----------  ----------  --------- ---------
     Net increase (decrease) in cash    (9,352)    69,779     (64,050)  30,241

Cash and cash equivalents,
        beginning of period            104,621     30,730     159,319   79,268
                                   ------------  ----------  --------- ---------
Cash and cash equivalents,
        end of period                   95,269    109,509      95,269  109,509
                                    ===========  ==========  ========= =========

           See accompanying notes to financial statements.

                                      NASHVILLE SUPER 8 LTD.,
                                  A California Limited Partnership
                                     Notes to Financial Statements
                                             June 30, 1998
                                             (Unaudited)

Readers of this quarterly report should refer to the partnership audited financial statements and annual report Form 10-KSB (File No. 33-16163-LA) for the period ended December 31, 1997, as certain footnote disclosures which would substantially duplicate those contained in such financial reports have been omitted from this report.

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

                                                 (Continued)
                                  Page 5

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

4.  RELATED PARTY TRANSACTIONS

The motel is operated pursuant to a management agreement with GHG Hospitality, Inc. (GHG). The agreement provides for the payment of monthly management fees of 6% of gross revenues.
                            Page 6

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

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months and six months ended June 30, 1998 and June 30, 1997 are as follows:

                             Three months Ended             Six Months Ended
                           6/30/98       6/30/97          6/30/98      6/30/97
                          ---------     ---------        ---------    ---------
Management Fees           $ 18,116       $22,942          $31,631     $34,414
Reimbursement for partnership
 administration expenses    5,850          4,419           11,699      11,196
Salaries and other
  allocated expenses        6,367          7,079           11,464      17,273


In addition, all motel employees are paid by GMS. For the six months ended June 30, 1998, the Partnership reimbursed GMS $177,320.for the wages of these employees including a one percent processing fee. At June 30, 1998, $11,027. was owed to GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT

The Partnership has a note payable to a bank due in monthly installments of approximately $2,150, including interest at the bank's index rate plus 2% (10.5% at June 30, 1998) through August 2009. The note is secured by a first priority deed of trust on the Partnership's motel and the unpaid balance at June 30, 1998 was $160,013. The fair value of long-term debt approximates its carrying amount based on the borrowing rates currently available to the Partnership for loans with similar terms.

                                                 (Continued)

                                      NASHVILLE SUPER 8 LTD.,
                                A California Limited Partnership
                             Notes to Financial Statements (Continued)

5.  LONG-TERM DEBT (Continued)
Principal payments on this note are due as follows:

                July 1998 - Dec 1998                      $    4,397.
                1999                                           9,532.
                2000                                          10,609.
                2001                                          11,807.
                2002                                          13,140.
                Thereafter                                   110,528.
                                                           ------------
                                                            $ 160,013.
                                                           ============

6.  ADJUSTMENTS

In the opinion of the general partners, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the six months ended June 30, 1998.

7.  SUBSEQUENT EVENT

In August 1998 the Partnership paid a distribution of $45,000.24 to the limited partners.

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

Construction of an indoor swimming pool, workout center, and spa and renovations of the lobby and certain guest rooms were completed in 1995. The total cost of the project was approximately $677,300. The project's cost was funded by cash from operations and a loan of $184,258 from First Bank & Trust of Tennessee. As of June 30, 1998, a principal balance of $160,013. was outstanding on this note. The note is payable in monthly installments of approximately $2,150 including interest at two points over the index which is the New York Consensus Prime as quoted in the Wall Street Journal. The interest rate at June 30, 1998 was 10.5%. The final balance is due August 2009. The note is secured by a first priority deed of trust on the Partnership's motel.
                                  Page 8

                              NASHVILLE SUPER 8 LTD.,
                         A California Limited Partnership
                     Notes to Financial Statements (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition:

An independent appraisal valued the Partnership's motel property at $3,200,000 as of August 26, 1996. An update of this appraisal was completed in August 1997 showing the same value of $3,200,000. The carrying amount of investment property on the Partnership's financial statements was $2,926,697. as of June 30, 1998. During 1994, the franchise agreement with Super 8 was amended to reduce the Partnership's area of protection in exchange for the franchisor reducing by one-half the liquidated damages that would be payable by the Partnership in the event it elects an early termination of the franchise agreement. The area of protection released by the Partnership is small in relation to the original area of protection and is to the south and west of the Partnership's motel, away from Opryland and other growth areas. In addition, if the franchisor grants a franchise in the released area and the occupancy rate at the Partnership's motel drops by three or more percentage points for any twelve month period, the Partnership may reduce the royalties from 6% to 5% of gross room sales and royalties payable for the balance of the franchise agreement or terminate the franchise agreement upon payment of the reduced liquidated damages. The occupancy rate was 51.81% in 1996 compared to 65.38% in 1995 and, therefore, management has notified Super 8 that the Partnership is entitled to the reduction in royalties payable for the balance of the franchise agreement.

At June 30, 1998, the Partnership had cash and cash equivalents of $95,269. Such funds will be utilized for working capital requirements and distributions to partners.

For the three months ended June 30, 1998, room revenues were $293,843., the occupancy rate was 65.5% and the average daily rate was $46.51. This compares to the three months ended June 30, 1997 when room revenues were $376,871., the occupancy rate was 72.62% and the average daily rate was $53.80. And for the six months ended June 30, 1998, room revenues were $511,690., the occupancy rate was 59.4% and the average daily rate was $44.92 . This compares to the six months ended June 30, 1997 when room revenues were $564,660., the occupancy rate was 56.67% and the average daily rate was $51.94.

As requested by the limited partners in an informal survey conducted by the general partner now that the partnership is nearing its 10th year, the majority of the limited partners want the motel to be sold and the partnership dissolved. consequently, the hotel brokerage firm of Hotel Partners Inter-national has been engaged by the partnership to market the hotel for sale to qualified buyers at the highest and best selling price. The initial listing price is $3,7000,000. Marketing packages have been sent out to hundreds of potential buyers and the level of interest is high. The general partner will review all offers and select one or more offers to submit to the limited partners for approval.
                                   Page 9

                                  NASHVILLE SUPER 8 LTD.,
                              A California Limited Partnership
                          Notes to Financial Statements (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

An June 1998 Nashville newspaper article predicted that because of the temporary closing of the Opryland Theme Park summer business could be down as much as 40%. The Opryland Theme Park is being remodeled to include an shopping area and will re-open in 2000. Other reasons stated in this article for the drop in tourist dollars are: 1) national and regional media accounts of the April's tornadoes have damaged Nashville's reputation 2) the weather has been horrendous with
heavy, unpredictable thunderstorms dampening outdoor activities.   The
partnership's revenues are down 21% when compared to 1997.

Fall 1998 business may improve. Two of the factors that may contribute to increase business are: 1) Nashville's new NHL Hockey Team, the Predators, will begin the season in October 1998 with 41 home games and 2) NFL's Tennessee Oilers will be playing all of their 1998 home games in Nashville instead of playing their games in Memphis as they did in the 1997 season.

Management has recently replaced the property's general manager. In July 1998, Lola Martin was re-hired as general manager. Ms. Martin was the property's general manager during the successful 1991-1995 years.

The effect of current operations on liquidity was net cash provided by operating activities of $23,873. for the three months ending June 30, 1998 and $25,471. oF net cash used in operating activities for the six months ended June 30, 1998. This compares to net cash provided by operating activities of $73,698. for the three months ended June 30, 1997 and $82,264.of net cash provided by operating activities for the six months ended June 30, 1997. Investment property expenditures were $34,308., for the six months ended June 30, 1998.

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

(REGISTRANT)        NASHVILLE SUPER 8 LTD.,
                    A California Limited Partnership
                    By:    GHG Hospitality, Inc.
                    Corporate General Partner


By:(SIGNATURE)       / s /   Stephen D. Burchett
   (NAME AND TITLE)   Stephen D. Burchett, Vice President
   (DATE)                  August 12, 1998


By:(SIGNATURE)       / s /   Sylvia Mellor Clark
   (NAME AND TITLE)   Sylvia Mellor Clark, Controller
   (DATE)                  August 12, 1998