Form 10QSB
period 1998-09-30
NASHVILLE SUPER 8 LTD
filed 1998-11-10
CIK 820062

                             SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                     Form 10-QSB - Quarterly or Transitional Report

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   September 30, 1998

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

Balance Sheet as of September 30, 1998 and December 31, 1997..

Statement of Operations for the three and nine month periods ended September 30, 1998 and September 30, 1997.

Statement of Cash Flows for the three and nine month periods ended September 30, 1998 and September 30, 1997.

Notes to Financial Statements.

                                          NASHVILLE SUPER 8 LTD.
                                      A California Limited Partnership
                                              Balance Sheet
                                   September 30, 1998 and December 31, 1997
                                              (Unaudited)
                                           (Part 1 of 2)

                                         September 30,         December 31,
          ASSETS                             1998                    1997
        -----------                      ------------          ------------
Current Assets:
 Cash and cash equivalents                 $ 86,046            $  159,319
 Accounts receivable                         11,001                17,447
 Operating supplies                          15,455                15,455
 Prepaid expenses                             4,178                 4,947

                                          -----------           ----------
Total current assets                        116,680               197,168
Investment property, at cost:

 Land                                       711,092               711,092
 Building and improvements                2,889,440             2,854,422
 Furniture, fixtures and equipment          634,574               634,303

                                         ------------          ------------
                                          4,235,106             4,199,817
Less accumulated depreciation             1,331,487             1,252,452

                                         ------------         ------------
   Investment property,
    net of accumulated depreciation       2,903,619             2,947,365

                                         ------------         ------------
Franchise fees, net (note 3)                 10,667                11,417

                                         ------------         -------------

                                         $3,030,966            $3,155,950

                                         ===========          ============

           See accompanying notes to financial statements.

                                  NASHVILLE SUPER 8 LTD.
                              A California Limited Partnership
                                      Balance Sheet
                           September 30, 1998 and December 31, 1997
                                     (Unaudited)
                                   (Part 2 of 2)

         LIABILITIES AND                     September 30,        December 31,
    PARTNER'S CAPITAL ACCOUNTS                   1998                1997
    --------------------------              ----------------    -------------
Current liabilities:
 Notes Payable (note 5)                     $       9,268         $     8,163
 Accounts payable and accrued expenses             63,270              82,430
 Due to affiliates (note 4)                         4,266              11,553
                                              -----------         ------------
   Total current liabilities                       76,804             102,146
                                              -----------         ------------
 Long-term debt, less
    current portion (note 5)                      148,568             156,121
                                              -----------         ------------
Total liabilities                              $  225,372            $258,267
                                              -----------         ------------
Partners' capital accounts
(deficit):
General Partners:
 Cumulative net earnings                       $  12,523             $ 16,732
 Cumulative cash distributions                   (76,950)             (71,950)
                                              ------------       -------------
                                                 (64,427)             (55,218)
Limited partners:
 Capital contributions, net of offering costs  3,449,823            3,449,823
 Cumulative net earnings                         112,739              150,620
 Cumulative cash distributions                  (692,541)            (647,542)
                                             -------------       -------------
                                               2,870,021            2,952,901
                                             -------------       -------------
   Total partners' capital accounts            2,805,594            2,897,683
                                             -------------       ------------
                                              $3,030,966           $3,155,950
                                             =============       ============

           See accompanying notes to financial statements.

                              NASHVILLE SUPER 8 LTD.
                      A California Limited Partnership
                            Statement of Operations
                     Three Months and Nine Months Ended
                September 30, 1998 and September 30, 1997
                                 (Unaudited)

                              THREE MONTHS ENDED          NINE MONTHS ENDED
                      September 30,  September 30, September 30,  September 30,
                          1998           1997           1998            1997
                       -----------   ----------     ----------     -----------
Revenues:
 Room revenues           $ 236,754    $ 368,035      $ 768,444      $932,695
 Phone revenue               4,719        6,587         19,150        14,554
 Interest income               413          336          1,601           477
 Other income                1,060          625          2,121         1,562
                        ------------  -----------   -----------   ------------
                           242,946      375,577        771,316       949,288
                        ------------  -----------   -----------   ------------

Expenses:
 Property operating
    expenses               125,297      175,242        457,606       452,604
 Depreciation               24,059       43,076         79,035       129,818
 General and administrative 34,309       82,096        107,291       166,037
 Amortization                  250          250            750           750
 Management fees            14,552       22,515         46,183        56,929
 Royalties and advertising  11,837       18,911         37,422        48,876
 Real estate taxes          10,497       13,639         29,510        33,364
 Interest expense            4,680        4,586         13,309        13,502
 Marketing                  10,804       13,241         42,300        42,565
                       ------------  ------------  -------------   ------------
                           236,285      373,556        813,406       944,445
                       ------------  ------------  -------------   ------------
     Net earnings        $   6,661    $   2,011     $  (42,090)    $   4,843
                       ============   ===========   ===========    ===========
     Net earnings per
      limited partnership
       interest            $ 1.51      $   .46        $ (9.53)       $  1.10
                          =======       =======       =======         =======

                         See accompanying notes to financial statements.

                              NASHVILLE SUPER 8 LTD.
                       A California Limited Partnership
                          Statement of Cash Flows
                     Three Months and Nine Months Ended
                  September 30, 1998 and September 30, 1997
                                  (Unaudited)

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                       September 30,         September 30,
                                      1998       1997        1998       1997
                                    ---------  --------    -------    --------
Cash flows from operating activities:
  Net earnings (loss)              $    6,661 $   2,011  $   (42,090) $   4,843
  Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization         24,309    43,336       79,785    130,568
(Increase) decrease in other assets:   17,376    27,909        7,215    (12,300)
 Increase (decrease) in:
  Accounts payable and accrued expenses 2,349    30,466      (19,160)    56,588
  Due to/from Affiliates               (6,761)   (8,413)      (7,287)    (2,126)
     Net cash provided by (used in)  ---------  --------   ----------  ---------
     operating activities              43,934    95,309       18,463    177,573
                                     ---------  --------   ----------  ---------
Cash flows from investing activities:
 Investment property expenditures        (981)   (5,619)     (35,289)   (53,658)
                                     ---------  --------   ----------  ---------
Net cash used in investing activities    (981)   (5,619)     (35,289)   (53,658)
                                     ---------  --------   ----------  ---------
Cash flows from financing activities:

 Proceeds/(Payments) of notes payable  (2,177)   (1,950)      (6,448)    (5,934)
 Cash distributions to partners       (50,000)        0      (50,000)         0
   Net cash provided by (used in)    ---------  ---------  ----------  ---------
         financing activities         (52,177)   (1,950)     (56,448)    (5,934)
                                     ---------  ---------  ----------  ---------
 Net increase (decrease) in cash       (9,223)   87,740      (73,273)   117,981

Cash and cash equivalents,
         beginning of period           95,269   109,509      159,319     79,268
                                     ---------  ---------  ----------  ---------
Cash and cash equivalents,
         end of period                 86,046   197,249       86,406    197,249
                                     =========  ========    ========   =========

           See accompanying notes to financial statements.

                             NASHVILLE SUPER 8 LTD.,
                          A California Limited Partnership
                            Notes to Financial Statements
                                September 30, 1998
                                   (Unaudited)

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

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months and nine months ended September 30, 1998 and September 30, 1997 are as follows:

                               Three months Ended           Nine Months Ended
                               9/30/98    9/30/97          9/30/98     9/30/97
                             ----------  ---------        ---------  ---------
Management Fees              $ 14,552     $22,515         $46,183     $56,929
Reimbursement for partnership
 administration expenses     $  5,850       5,598          17,549      15,794
Salaries and other
  allocated expenses         $  8,920       6,876          31,000      21,716

In addition, all motel employees are paid by GMS. For the nine months ended September 30, 1998, the Partnership reimbursed GMS $254,238.for the wages of these employees including a one percent processing fee. At September 30, 1998, $4,266. was owed to GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT

The Partnership has a note payable to a bank due in monthly installments of approximately $2,150, including interest at the bank's index rate plus 2% (10.5% at September 30, 1998) through August 2009. The note is secured by a first priority deed of trust on the Partnership's motel and the unpaid balance at September 30, 1998 was $157,836. The fair value of long-term debt approximates its carrying amount based on the borrowing rates currently available to the Partnership for loans with similar terms.

                                                  (Continued)

                                   NASHVILLE SUPER 8 LTD.,
                                A California Limited Partnership
                              Notes to Financial Statements (Continued)

5.  LONG-TERM DEBT (Continued)
Principal payments on this note are due as follows:

                October 1998 - Dec 1998                  $    2,228.
                1999                                          9,533.
                2000                                         10,609.
                2001                                         11,807.
                2002                                         13,140.
                Thereafter                                  110,528.
                                                         ------------
                                                           $157,836.
                                                         ===========

6.  SUBSEQUENT EVENT

On August 14, 1998 the Partnership entered into a Hotel Purchase and Sale Agreement with AM & PS, LLC, a Tennessee Limited Liability Company ("Purchaser") whereby the Purchaser will purchase the motel from the Partnership for a price of $2,900,000. The Purchase Price is payable in cash. Sale of the Motel required the consent of holders of a majority of the Partnership's 3975 limited partnership interests.

If the holders of a majority of the Interests approve the proposed Sale of the Property and the Sale is closed, the Partnership will pay all its indebtedness, set up a contingency reserve of $300,000. and then distribute the remaining net sale proceeds pursuant to the terms of the Partnership Agreement.

7.  ADJUSTMENTS

In the opinion of the general partners, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the nine months ended September 30, 1998.
                                        (Continued)

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

Construction of an indoor swimming pool, workout center, and spa and renovations of the lobby and certain guest rooms were completed in 1995. The total cost of the project was approximately $677,300. The project's cost was funded by cash from operations and a loan of $184,258 from First Bank & Trust of Tennessee. As of September 30, 1998, a principal balance of $160,013. was outstanding on this note. The note is payable in monthly installments of approximately $2,150 including interest at two points over the index which is the New York Consensus Prime as quoted in the Wall Street Journal. The interest rate at September 30, 1998 was 10.5%. The final balance is due August 2009. The note is secured by a first priority deed of trust on the Partnership's motel.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition:

An independent appraisal valued the Partnership's motel property at $3,200,000 as of August 26, 1996. An update of this appraisal was completed in August 1997 showing the same value of $3,200,000. The carrying amount of investment property on the Partnership's financial statements was $2,926,697. as of September 30, 1998. During 1994, the franchise agreement with Super 8 was amended to reduce the Partnership's area of protection in exchange for the franchisor reducing by one-half the liquidated damages that would be payable by the Partnership in the event it elects an early termination of the franchise agreement. The area of protection released by the Partnership is small in relation to the original area of protection and is to the south and west of the Partnership's motel, away from Opryland and other growth areas.
In addition, if the franchisor grants a franchise in the released area and the occupancy rate at the Partnership's motel drops by three or more percentage points for any twelve month period, the Partnership may reduce the royalties from 6% to 5% of gross room sales and royalties payable for the balance of the franchise agreement or terminate the franchise agreement upon payment of the reduced liquidated damages. The occupancy rate was 51.81% in 1996 compared to 65.38% in 1995 and, therefore, management has notified Super 8 that the Partnership is entitled to the reduction in royalties payable for the balance of the franchise agreement.
                                             (Continued)
                                 Page 9

                               NASHVILLE SUPER 8 LTD.,
                             A California Limited Partnership
                           Notes to Financial Statements (Continued)

For the nine months ended September 30, 1998, the Partnership had cash and cash equivalents of $86,046. Such funds will be utilized for working capital requirements and distributions to partners.

For the three months ended September 30, 1998, room revenues were $236,754., the occupancy rate was 46.85% and the average daily rate was $51.81. This compares to the three months ended September 30, 1997 when room revenues were $368,035., the occupancy rate was 75.58% and the average daily rate was $49.93. And for the nine months ended September 30, 1998, room revenues were $768,444., the occupancy rate was 59.59% and the average daily rate was $43.40. This compares to the nine months ended September 30, 1997 when room revenues were $932,695., the occupancy rate was 63.04% and the average daily rate was $51.13.

As requested by the limited partners in an informal survey conducted by the general partner now that the partnership is nearing its 10th year, the majority of the limited partners want the motel to be sold and the partnership dissolved. consequently, the hotel brokerage firm of Hotel Partners International has been engaged by the partnership to market the hotel for sale to qualified buyers at the highest and best selling price. On August 14, 1998 the Partnership entered into a Hotel Purchase and Sale Agreement with AM & PS, LLC, a Tennessee Limited Liability Company ("Purchaser") whereby the Purchaser will purchase the motel from the Partnership for a price of $2,900,000. The Purchase Price is payable in cash. Sale of the Motel required the consent of holders of a majority of the Partnership's 3975 limited partnership interests.

If the holders of a majority of the Interests approve the proposed Sale of the Property and the Sale is closed, the Partnership will pay all its indebtedness, set up a contingency reserve of $300,000. and then distribute the remaining net sale proceeds pursuant to the terms of the Partnership Agreement. The estimated uses of the sale proceeds are as follows:

     Contract Sales Price                 $2,900,000
     Costs of Sale                        $ (112,027)
     Repayments of Debt                   $ (157,844)
     Real Estate Taxes Paid from Escrow   $  (40,729)
     Establishment of Contingency Reserve $ (300,000)
     Cash Initially Available for
       Distribution by the Partnership
       from the Sale of the Property      $2,289,400

                                                     (Continued)
                                 Page 10

                                 NASHVILLE SUPER 8 LTD.,
                              A California Limited Partnership
                           Notes to Financial Statements (Continued)

The effect of current operations on liquidity was net cash provided by
operating activities of $43,934.        for the three months ending September
30, 1998 and $18,463. of cash provided by operating activities for the nine months ended September 30, 1998. This compares to net cash provided by operating activities of $95,309. for the three months ended September 30, 1997 and $177,573.of net cash provided by operating activities for the nine months ended September 30, 1997. Investment property expenditures were $35,289. for the nine months ended September 30, 1998.

Results of Operations:

Business for the third quarter 1998 was again down as was the second quarter 1998 because of Opryland Theme Park being closed for remodeling. Many new hotels have opened in the last few months in anticipation of 2000 opening of the remodeled Opryland Theme Park which include an extensive shopping center. This increased competition added to the decrease in business caused by Opryland's temporary closure.

The NFL's Tennessee Oilers and the NHL Hockey Team seems to being having a positive effect on the Fall 1998 business.

Profits for the three months ended September 30, 1998 were $6,661. and $2,011. for the three months ended September 30, 1997. The nine months ended September 30, 1998 showed a loss of $42,090. compared to the nine months ended September 30, 1997 which showed a profit of $4,843., a decrease of $46,933.

Seasonality:

The motel business is seasonal with the third quarter being the strongest due to the tourist business and the last half of the fourth quarter and the first half of the first quarter being the weakest.


                                         Page 11

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

   (REGISTRANT)        NASHVILLE SUPER 8 LTD.,
                       A California Limited Partnership
                       By:    GHG Hospitality, Inc.
                       Corporate General Partner


By:(SIGNATURE)         / s /   Stephen D. Burchett
   (NAME AND TITLE)    Stephen D. Burchett, Vice President
   (DATE)              November 10, 1998


By:(SIGNATURE)         / s /   Sylvia Mellor Clark
   (NAME AND TITLE)    Sylvia Mellor Clark, Controller
   (DATE)              November 10, 1998