Form 10KSB
period 1998-12-31
NASHVILLE SUPER 8 LTD
filed 1999-03-30
CIK 820062

               U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                Form 10-KSB

/x/         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                      For the Fiscal Year Ended December 31, 1998

                       Commission File No.: 33-16163-LA

Nashville Super 8 Ltd., A California Limited Partnership
(Name of small business issuer in its charter)

        California                                     33-0249749

(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

3725 Talbot Street, #296, San Diego, California                92106
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:   (619) 294-9435

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

          Limited Partnership Interests
                 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

State issuer's revenues for its most recent fiscal year: $893,855.

The aggregate market value of the voting securities held by non-affiliates is not determinable as there is no established market and the securities have only limited voting rights.

State the number of limited partnership interests outstanding as of December 31, 1998: 3,975 interests held by 586 limited partners.


DOCUMENT INCORPORATED BY REFERENCE

Definitive Prospectus dated September 1, 1987, as supplemented August 31, 1988, is incorporated by reference into Part III.

                      PART I

Item 1.  Business

Nashville Super 8 Ltd., A California Limited Partnership, formerly
Motels of America Series XI, A California Limited Partnership, (the Partnership) was formed on September 1, 1988 pursuant to the California Revised Uniform Limited Partnership Act. As of December 31, 1998, the Partnership consisted of a general partner, GHG Hospitality, Inc.
(GHG), and 586 limited partners owning 3,975 limited partnership interests. The limited partnership interests sold at a public offering price of $1,000 each commencing September 1, 1987 pursuant to a Registration Statement on Form S-18 under the Securities Act of 1933 (Registration 33-16163-LA). The offering of $3,975,000 was fully subscribed and closed on September 27, 1988.

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

At the time of the public offering in 1988, the Prospectus stated that the general partner expected that the Partnership would consider selling or refinancing the motel after operating it for a period of approximately six to ten years. An informal survey conducted by the general partner of a number of limited partners in early 1998 indicated that a substantial majority would like the motel to be sold. For these reasons, the general partner decided in early 1998 to initiate the process which could possibly result in a sale of the motel. On March 3, 1998, the Partnership entered into an agreement with Hotel Partners, Inc., a real estate broker specializing in hotel and motel properties, to list the motel for sale.

On November 16, 1998, the Partnership sold its motel property and related furniture, fixtures, and equipment, operating supplies, and franchise rights to AM & PS, LLC, A Tennessee Limited Liability
Company (the Purchaser) for $2,900,000 in cash. Net cash proceeds received by the Partnership from the sale were $2,578,512 after deducting the payment of the first trust deed of $156,931, sales commissions and other costs paid outside of escrow of $114,453, and net pro rations and other closing costs of $50,104. The sale was approved by limited partners holding a majority of the Partnership's limited partnership interests pursuant to a Consent Solicitation Statement dated October 17, 1998.

The Partnership paid a liquidating distribution to the limited partners of $2,289,400 ($575.95 per interest) on November 25, 1998. The
Partnership retained some cash to cover its remaining liabilities and any unexpected claims. Any amount not needed for this purpose will be distributed to the partners when management determines that all liabilities and potential claims have been paid or provided for at which time management intends to cause the Partnership to be dissolved. The liquidation and dissolution of the Partnership was approved by limited partners holding a majority of the Partnership's limited partnership interests pursuant to a Consent Solicitation Statement dated October 17, 1998.

       The Partnership has no employees.

Item 2.     Property

The Partnership did not own any property as of December 31, 1998, and the Partnership does not intend to acquire any property in the future.

Prior to the November 16, 1998 sale of its motel property, the Partnership owned the following property which it acquired in 1988.

Property name and address                 Property description

Nashville Super 8 Motel                   A 106-room "economy" motel on
Metropolitan Airport Center               approximately 2 acres of land.
Nashville, Tennessee

Item 3.     Legal Proceedings

The Partnership is not subject to any pending legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

On October 17, 1998, a Consent Solicitation Statement was submitted to the limited partners to approve (i) the sale of substantially all of the assets of the Partnership and (ii) the complete termination and liquidation of the Partnership resulting in cash distributions to the limited partners.

On November 10, 1998, the general partner announced that the results of the consent solicitation were as follows:

                                             Limited     Percent
                                          Partnership       to
                                           Interests      Total
Sale of substantially all assets:

Voted for:
    Consent card returned                    2,294      57.71%
    Consent card not returned by deadline
       - deemed to be "voted for"            1,564      39.35
                                           ---------  ---------
 Total voted for                             3,858      97.06

Voted against                                  112       2.81

Abstained                                        5       0.13

Termination and liquidation of Partnership:

Voted for:
    Consent card returned                    2,314      58.21%
    Consent card not returned by deadline
       - deemed to be "voted for"            1,564      39.35
                                           --------  ---------
Total voted for                              3,878      97.56

Voted against                                   92       2.31

Abstained                                        5       0.13

                     PART II

Item 5.     Market for Limited Partnership Interests and Related Partner
                 Matters

There is no public trading market for the Partnership's limited partnership interests. There were approximately 586 holders of the Partnership's
3,975 limited partnership interests as of December 31, 1998. Cash distributions of $2,336,702 and $58,500 were paid to holders of limited partnership interests in 1998 and 1997, respectively.

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

At the time of the public offering in 1988, the Prospectus stated that the general partner expected that the Partnership would consider selling or refinancing the motel after operating it for a period of approximately six to ten years. An informal survey conducted by the general partner of a number of limited partners in early 1998 indicated that a substantial majority would like the motel to be sold. For these reasons, the general partner decided in early 1998 to initiate the process which could possibly result in a sale of the motel. On March 3, 1998, the Partnership entered into an agreement with Hotel Partners, Inc., a real estate broker specializing in hotel and motel properties, to list the motel for sale.

On November 16, 1998, the Partnership sold its motel property and related furniture, fixtures, and equipment, operating supplies, and franchise rights to AM & PS, LLC, A Tennessee Limited Liability
Company (the Purchaser) for $2,900,000 in cash. Net cash proceeds received by the Partnership from the sale were $2,578,512 after deducting the payment of the first trust deed of $156,931, sales commissions and other costs paid outside of escrow of $114,453, and net pro rations and other closing costs of $50,104. The sale was approved by limited partners holding a majority of the Partnership's limited partnership interests pursuant to a Consent Solicitation Statement dated October 17, 1998.

The Partnership paid a liquidating distribution to the limited partners of $2,289,400 ($575.95 per interest) on November 25, 1998. The
Partnership retained some cash to cover its remaining liabilities and any unexpected claims. Any amount not needed for this purpose will be distributed to the partners when management determines that all liabilities and potential claims have been paid or provided for at which time management intends to cause the Partnership to be dissolved. The liquidation and dissolution of the Partnership was approved by limited partners holding a majority of the Partnership's limited partnership interests pursuant to a Consent Solicitation Statement dated October 17, 1998.

Accrued expenses as of December 31, 1998, includes estimated costs of $49,890 to administer the affairs of the Partnership from January 1, 1999 until the final liquidation and dissolution.

       Results of Operations:

All of the Partnership's operations are related to the motel business which was sold on November 16, 1998. Income (loss) from discontinued operations was $(60,891) in 1998 and $25,042 in 1997. Loss on disposal of discontinued operations was $(188,166) in 1998. Net income (loss) was $(249,057) in 1998 and $25,042 in 1997. Total revenues were $893,855 in 1998 and $1,211,019 in 1997. The property operated at an occupancy of 57.68% in 1998 and 61.79% in 1997. The average daily room rate was $44.16 in 1998 and $49.63 in 1997.

Total revenues and operating expenses decreased in 1998 compared to 1997 because the motel was operated by the Partnership for approximately ten and one-half months in 1998 compared to twelve months in 1997. In addition, the occupancy rate and average daily room rate for 1998 were adversely affected by the temporary closure during all of 1998 of Opryland Theme Park for major renovations and refurbishments.

Loss on disposal of discontinued operations of $(188,166) in 1998 is comprised of a loss of $104,660 on the sale of the motel and related assets, costs of $16,953 associated with obtaining the consent of limited partners to sell the motel and liquidate and dissolve the Partnership, and estimated expenses of $66,553 to administer the affairs of the Partnership from the date of the sale until the final liquidation and dissolution. Approximately $16,663 of the estimated expenses were incurred in 1998.

In 1997, the Partnership incurred costs of $28,716 associated with a proposal to reorganize the Partnership into a real estate investment trust
(REIT). The efforts were discontinued when management and the proposed sponsor of the REIT were unable to negotiate mutually acceptable terms and conditions for a reorganization.

The effect of current operations on liquidity was net cash provided by (used in) operating activities of $(2,670) in 1998 and $212,036 in 1997 and net cash provided by the sale of motel and related assets of $2,578,512 in 1998. The cash was used primarily for cash distributions to partners which were $2,341,957 in 1998 and $65,000 in 1997, payments of long-term debt prior to the sale which were $7,353 in 1998 and $7,987 in 1997, and investment property expenditures prior to the sale which were $35,289 in 1998 and $58,998 in 1997.

       Year 2000 Issues:

Many existing computer programs use only two digits to identify a year in the date field. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

Based on the sale of substantially all of the Partnership's assets and the cessation of substantially all of the Partnership's operations, management believes that the Year 2000 issues will not have a material effect on the Partnership.

Item 7.  Financial Statements and Supplementary Data


                                NASHVILLE SUPER 8 LTD.,
                               A California Limited Partnership


                                           I N D E X


Pages


Independent Auditor's Report                                        8


Balance Sheets, December 31, 1998 and 1997                          9-10


Statements of Operations, Years Ended December 31, 1998 and 1997   11


Statements of Partners' Capital, Years Ended December 31, 1998
 and 1997                                                          12-13

Statements of Cash Flows, Years Ended December 31, 1998
 and 1997                                                          14

Notes to Financial Statements                                      15-22

                           Independent Auditor's Report


The Partners
Nashville Super 8 Ltd.,
A California Limited Partnership

We have audited the balance sheets of Nashville Super 8 Ltd., A California Limited Partnership, as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville Super 8 Ltd., A California Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As more fully discussed in Note 1, the Partnership sold substantially all of its assets and paid a liquidating distribution to its limited partners in 1998.



/s/ Levitz, Zacks, Ciceric, CPAs
San Diego, California
January 15, 1999

                                    NASHVILLE SUPER 8 LTD.,
                                 A California Limited Partnership
                                            Balance Sheets
                                   December 31, 1998 and 1997

                                                 ASSETS

                                                   1998           1997
Current Assets:
  Cash and cash equivalents                       $350,562     $159,319
  Accounts receivable                                5,620       17,447
  Operating supplies                                   -0-       15,455
  Prepaid expenses                                   3,557        4,947
  Due from affiliate                                   628         -0-
                                                 -----------  -----------
      Total current assets                         360,367      197,168
                                                 -----------  -----------

Investment property, at cost:
  Land                                                -0-       711,092
  Building and improvements                           -0-     2,854,422
  Furniture, fixtures and equipment                   -0-       634,303
                                                 -----------  ----------
                                                      -0-     4,199,817

  Less accumulated depreciation                       -0-     1,252,452
                                                 ----------  -----------
      Investment property, net                        -0-     2,947,365
                                                 ----------  -----------

Other Assets:
  Franchise fees, net                                 -0-        11,417
                                                 ----------  -----------
      Total other assets                              -0-        11,417
                                                 ----------  -----------
      Total assets                                $360,367   $3,155,950
                                                 ==========  ===========

                       LIABILITIES AND PARTNERS' CAPITAL

                                                         1998       1997
Current Liabilities:
  Accounts payable                                 $      561     $  23,761
  Accrued expenses                                     53,137        58,669
  Due to affiliates                                      -0-         11,553
  Current portion of long-term debt                      -0-          8,384
                                                   -----------   -----------
      Total current liabilities                        53,698       102,367

Long-term debt, less current portion                     -0-        155,900
                                                   -----------   -----------
      Total liabilities                                53,698       258,267
                                                   -----------   -----------
Partners' Capital:
  General partner:
    Cumulative net income (loss)                        8,761        6,732
    Cumulative cash distributions                     (77,205)     (71,950)
                                                   -----------   -----------
                                                      (68,444)     (55,218)
                                                   -----------   -----------
  Limited partners (3,975 interests):
    Capital contributions, net of offering costs    3,449,823    3,449,823
    Cumulative net income (loss)                      (90,466)     150,620
    Cumulative cash distributions                  (2,984,244)    (647,542)
                                                   -----------   -----------
                                                      375,113    2,952,901
                                                   -----------   -----------
      Total partners' capital                         306,669    2,897,683
                                                   -----------   -----------
      Total liabilities and partners' capital        $360,367   $3,155,950
                                                   ===========  ============
</TABLE
                                             10

                                NASHVILLE SUPER 8 LTD.,
                               A California Limited Partnership
                                     Statements of Operations
                        Years Ended December 31, 1998 and 1997

                                                     1998          1997
Discontinued Operations:
  Revenues:
    Room revenues                                  $ 861,270  $1,186,602
    Phone revenues                                    20,206      19,555
    Interest income                                    6,140       1,283
    Other                                              6,239       3,579
                                                 ------------  ----------
        Total revenues                               893,855   1,211,019
                                                 ------------  ----------
  Expenses:
    Property operating expenses                      427,242     513,135
    Depreciation                                     120,606     173,814
    General and administrative                       111,480     125,933
    Repairs and maintenance                           92,447      77,548
    Management fees                                   53,033      72,584
    Marketing                                         45,077      55,946
    Royalties and chain-affiliated advertising        40,906      61,678
    Real estate taxes                                 36,216      45,293
    Interest expense                                  15,435      18,133
    Property and liability insurance                  11,429      12,197
    Amortization                                         875       1,000
    REIT proposal costs                                 -0-       28,716
                                                 ------------  -----------
        Total expenses                               954,746   1,185,977
                                                 ------------  -----------
        Income (loss) from discontinued operations   (60,891)     25,042

Loss on disposal of discontinued operations         (188,166)         -
                                                 ------------  -----------
        Net income (loss)                        $  (249,057)  $  25,042
                                                 ============  ===========
Net income (loss) per interest:
  Income (loss) from discontinued operations      $    (13.79)   $  5.67
  Loss on disposal of discontinued operations          (46.86)         -
                                                  ------------  -----------
        Net income (loss) per interest            $    (60.65)   $  5.67
                                                  ============  ===========

                          See accompanying notes to financial statements

                                 NASHVILLE SUPER 8 LTD.,
                                A California Limited Partnership
                                 Statements of Partners' Capital
                        Years Ended December 31, 1998 and 1997

                                                General Partner
                                        Cumulative    Cumulative
                                       Net Income         Cash
                                         (Loss)      Distributions    Total
Balance, December 31, 1996               $14,228      $(65,450)   $ (51,222)

Net income, year ended
December 31, 1997                          2,504         -0-          2,504

Cash distributions ($14.72 per interest)    -0-         (6,500)      (6,500)
                                        ___________   ___________  _________
Balance, December 31, 1997                16,732       (71,950)     (55,218)

Net income (loss), year ended
December 31, 1998                         (7,971)        -0-         (7,971)

Cash distributions ($587.85 per interest)   -0-        (5,255)       (5,255)
                                        ___________  ___________   _________
Balance, December 31, 1998               $ 8,761     $ (77,205)    $(68,444)
                                         ==========  ===========   =========

                           See accompanying notes to financial statements

                                 Limited Partners
                  Cumulative        Cumulative                     Total
      Capital     Net Income        Cash                          Partners'
  Contributions     (Loss)         Distributions     Total        Capital

    $3,449,823       $128,082      $(589,042)     $2,988,863    $2,937,641

         -0-           22,538         -0-             22,538        25,042

         -0-             -0-         (58,500)        (58,500)      (65,000)
     ___________    ___________    ___________    ____________  ___________
      3,449,823       150,620       (647,542)      2,952,901     2,897,683

         -0-         (241,086)        -0-           (241,086)     (249,057)

         -0-             -0-      (2,336,702)     (2,336,702)   (2,341,957)
     ____________   ___________   ____________    ____________  ___________
     $ 3,449,823     $ (90,466)  $(2,984,244)     $  375,113    $  306,669
     ============   ===========  =============    ============  ===========


                                NASHVILLE SUPER 8 LTD.,
                               A California Limited Partnership
                                     Statements of Cash Flows
                         Years Ended December 31, 1998 and 1997

                                                        1998       1997
Cash flows from operating activities:
  Net income (loss)                                  $(249,057)  $ 25,042
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                       121,481    174,814
   Loss on disposal of discontinued operations         188,166       -0-
   Post-measurement date expenses paid                 (16,663)      -0-
   Expenses pro rated in escrow                         32,032       -0-
   (Increase) decrease in:
      Accounts receivable                               10,784    (11,893)
      Prepaid expenses                                   1,390        250
      Due from affiliate                                  (628)      -0-
    Increase (decrease) in:
      Accounts payable                                 (23,200)     5,059
      Accrued expenses                                 (55,422)    11,142
      Due to affiliates                                (11,553)     7,622
                                                      ----------  --------
   Net cash provided by (used in) operating activities  (2,670)   212,036
                                                      ----------  --------
Cash flows from investing activities:
  Sale of motel and related assets                   2,692,965      -0-
  Sales commissions and other costs paid outside
   of escrow                                          (114,453)     -0-
  Investment property expenditures                     (35,289)   (58,998)
                                                     -----------  ---------

Net cash provided by (used in) investing activities  2,543,223    (58,998)
                                                     -----------  ---------
Cash flows from financing activities:
  Payments of long-term debt                            (7,353)    (7,987)
  Cash distributions to partners                    (2,341,957)   (65,000)
                                                    ------------  ---------
        Net cash used in financing activities       (2,349,310)   (72,987)
                                                    ------------  ---------

        Net increase in cash and cash equivalents      191,243     80,051

Cash and cash equivalents, beginning of year           159,319     79,268
                                                    -----------  ---------
Cash and cash equivalents, end of year               $ 350,562  $ 159,319
                                                    ===========  =========
Supplemental disclosure of cash flow information:
    Interest paid                                     $(15,435) $ (18,133)
                                                    =========== ==========

                      See accompanying notes to financial statements

                                NASHVILLE SUPER 8 LTD.
                               A California Limited Partnership
                                  Notes to Financial Statements
                        Years Ended December 31 1998 and 1997

Note 1. THE PARTNERSHIP AND A SUMMARY OF
        SIGNIFICANT ACCOUNTING POLICIES

Nashville Super 8 Ltd., A California Limited Partnership (the Partnership), formerly Motels of America Series XI, A California Limited Partnership, was formed on September 1, 1988 pursuant to the California Revised Uniform Limited Partnership Act. The Partnership consists of a general partner which owns a 10% interest and 586 limited partners which collectively own a 90% interest. The purpose of the Partnership was to construct, own, and operate a 106-room "economy" motel in Nashville, Tennessee under a Super 8 franchise. The motel was opened in April 1989.

On November 16, 1998, the Partnership sold its motel property and related furniture, fixtures, and equipment, operating supplies, and franchise rights to AM & PS, LLC, A Tennessee Limited Liability Company (the Purchaser) for $2,900,000 in cash. The sale was approved by limited partners holding a majority of the Partnership's limited partnership interests pursuant to a Consent Solicitation Statement dated October 17, 1998.

The Partnership paid a liquidating distribution to the limited partners of $2,289,400 ($575.95 per interest) on November 25, 1998. The
Partnership retained some cash to cover its remaining liabilities and any unexpected claims. Any amount not needed for this purpose will be distributed to the partners when management determines that all liabilities and potential claims have been paid or provided for at which time management intends to cause the Partnership to be dissolved. The liquidation and dissolution of the Partnership was approved by limited partners holding a majority of the Partnership's limited partnership interests pursuant to a Consent Solicitation Statement dated October
17, 1998.

The following is a summary of the Partnership's significant accounting policies:

Discontinued Operations

All of the Partnership's operations are related to the motel business which was sold on November 16, 1998. Accordingly, all of the revenues and expenses of the Partnership prior to the sale have been presented as discontinued operations in the accompanying statements of operations. Loss on disposal of discontinued operations includes estimated expenses of $66,553 to administer the affairs of the Partnership until its final liquidation and dissolution. Approximately $16,663 of the estimated expenses were incurred in 1998. This estimate could change in the next year due to unforeseen circumstances.

                                NASHVILLE SUPER 8 LTD.
                               A California Limited Partnership
                                  Notes to Financial Statements
                                               (Continued)
                        Years Ended December 31 1998 and 1997

Note 1. THE PARTNERSHIP AND A SUMMARY OF
        SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $50,484 for the year ended December 31, 1998 and $63,443 for the year ended December 31, 1997.

Income Taxes

No provision for income taxes has been made as any liability for such taxes would be that of the partners rather than the Partnership.

Net Income (Loss) Per Interest

Net income (loss) per interest is based upon the amount allocated to limited partners pursuant to the partnership agreement divided by 3,975 limited partner interests outstanding throughout the year.

                                NASHVILLE SUPER 8 LTD.
                               A California Limited Partnership
                                  Notes to Financial Statements
                                               (Continued)
                        Years Ended December 31 1998 and 1997


Note 1. THE PARTNERSHIP AND A SUMMARY OF
        SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 3. FRANCHISE AGREEMENT

        The Partnership entered into a twenty-year franchise agreement expiring in 2009 with Super 8 Motels, Inc. to provide the Partnership with consultation in the areas of design, construction, and operation of the motel. The agreement required the payment of initial franchise fees of $20,000 and requires ongoing royalty and chain-affiliated advertising fees based on a percentage of gross room revenues.

        The franchise agreement was assumed by the Purchaser in connection with the sale of the motel.

                                NASHVILLE SUPER 8 LTD.
                               A California Limited Partnership
                                  Notes to Financial Statements
                                               (Continued)
                        Years Ended December 31 1998 and 1997

Note 4. LONG-TERM DEBT

        The Partnership had a note payable to a bank due in monthly installments of approximately $2,150, including interest at the bank's index rate plus 2%, through August 2009 or until paid in full. The note was secured by a first priority deed of trust on the Partnership's motel. The fair value of long-term debt approximated its carrying amount based on the borrowing rates available to the Partnership for loans with similar terms.

        The note, which had a balance of $156,931 as of November 16, 1998, was paid in full in connection with the sale of the motel.

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

        Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the years ended December 31, 1998 and 1997 are as follows:

                                               1998           1997
Management fees                            $  53,033       $ 72,584
Reimbursement for partnership
 administration expenses                      23,398         23,770
Salaries and other allocated expenses         37,973         31,504
                                           -----------   ------------
                                           $ 114,404      $ 127,858
                                           ===========   ============

                                NASHVILLE SUPER 8 LTD.
                               A California Limited Partnership
                                  Notes to Financial Statements
                                               (Continued)
                        Years Ended December 31 1998 and 1997
Note 5. RELATED PARTY TRANSACTIONS (continued)

        In addition, all motel staff are employed by GMS. The Partnership reimbursed GMS $374,948 in 1998 and $344,455 in 1997, including a one percent processing fee, for the wages of these employees.

        In 1997, the Partnership purchased used air conditioners and computers for $4,780 from an affiliate of GHG.

Note 6. NET INCOME (LOSS) PER INTEREST

                                                  1998         1997

Income (loss) from discontinued operations     $(60,891)    $  25,042
Less amount allocated to general partner          6,089        (2,504)
                                               ---------    ----------
Income (loss) from discontinued operations
 allocated to limited partners                  (54,802)       22,538
Limited partner interests outstanding throughout
 the year                                         3,975         3,975
                                                ---------   ----------
Income (loss) from discontinued operations
 per interest                                   $ (13.79)      $ 5.67
                                                =========     ========

Loss on disposal of discontinued operations    $(188,166)    $    --
Less amount allocated to general partner           1,882          --
                                               ----------   -----------
Loss on disposal of discontinued operations
 allocated to limited partners                  (186,284)         --

Limited partner interests outstanding throughout
 the year                                          3,975          --
                                               ----------   -----------
Loss on disposal of discontinued operations
 per interest                                  $ (46.86)     $    --
                                               ==========   ===========

                                       19

                                NASHVILLE SUPER 8 LTD.
                               A California Limited Partnership
                                  Notes to Financial Statements
                                               (Continued)
                        Years Ended December 31 1998 and 1997

Note 7.  SUPPLEMENTAL SCHEDULE OF NONCASH
         INVESTING AND FINANCING ACTIVITIES

         Net cash provided by the sale of motel and related assets in 1998 was as follows:


Sale price                                           $2,900,000
Less payments directly from escrow account:
  Long-term debt                                       (156,931)
   Net pro rations and other closing costs              (50,104)
                                                   ----------------
                                                     $2,692,965
                                                   ================

                                NASHVILLE SUPER 8 LTD.
                               A California Limited Partnership
                                  Notes to Financial Statements
                                               (Continued)
                        Years Ended December 31 1998 and 1997

Item 8.       Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure

     None

                     PART III

Item 9.       Directors and Executive Officers of the Registrant

The general partner has general responsibility and ultimate authority in all matters affecting the business of the Partnership.

The general partner and its directors and executive officers as of December 31, 1998 are as follows:

GHG HOSPITALITY, INC. (GHG) was incorporated in November
1989 under the laws of the state of Delaware. GHG was elected as general partner effective January 1, 1990.

J. MARK GROSVENOR, 51, is President and a Director of GHG.
From 1976 to 1988, he served as chief executive officer of Nite Lite Inns, a California corporation, which owned Grosvenor Enterprises, a California limited partnership, which owns Grosvenor Inn. In 1984, he acquired Medallion Foods, Inc., a food processing company, located in Newport, Arkansas. Mr. Grosvenor graduated from San Diego State University with a bachelor's degree in business and finance.

STEPHEN D. BURCHETT, 39, is Vice President of GHG.  From
1984 to 1991 he worked in private business law practice in San Diego, California with Schall, Boudreau & Gore and Kaufman, Lorber, Grady
& Farley. Mr. Burchett graduated from California State University Fullerton in 1981 with a bachelor's degree in finance and from the University of Santa Clara School of Law in 1984 with a juris doctorate.

SYLVIA MELLOR CLARK, 54, is Controller of GHG. In 1978, she joined Grosvenor Industries, Inc., where she is controller and a director. Prior to joining Grosvenor Industries, Inc., she operated her own accounting firm from 1976 to 1978. Ms. Clark graduated from San Diego State University and National University.

Item 10.      Executive Compensation

The Partnership has not paid and does not propose to pay any executive compensation to the general partner or any of its affiliates (except as described in Item 12 below). There are no compensatory plans or arrangements regarding termination of employment or change of control.

                                NASHVILLE SUPER 8 LTD.
                               A California Limited Partnership
                                  Notes to Financial Statements
                                               (Continued)
                        Years Ended December 31 1998 and 1997

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

Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the years ended December 31, 1998 and 1997 are as follows:


                                                1998          1997
Management fees                              $  53,033     $  72,584
Reimbursement for partnership
 administration expenses                        23,398        23,770
Salaries and other allocated expenses           37,973        31,504
                                             -----------   -----------
                                             $ 114,404     $ 127,858
                                             ===========   ===========

In addition, all motel employees are paid by GMS. The Partnership reimbursed GMS $374,948 in 1998 and $344,455 in 1997, including a one percent processing fee, for the wages of these employees.

In 1997, the Partnership purchased used air conditioners and computers for $4,780 from an affiliate of GHG.

                                NASHVILLE SUPER 8 LTD.
                               A California Limited Partnership
                                  Notes to Financial Statements
                                               (Continued)
                        Years Ended December 31 1998 and 1997

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

     (b) A report on Form 8-K, dated November 16, 1998, disclosing the sale of the motel was filed during the last quarter of the period covered by this report.

No annual report or proxy material for the fiscal year 1998 has been sent to the limited partners of the Partnership. An annual report will be sent to the limited partners subsequent to this filing and the Partnership has incorporated such reports in this filing.

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

(REGISTRANT)         NASHVILLE SUPER 8 LTD.,
                     A California Limited Partnership
                     By:   GHG Hospitality, Inc.
                     Corporate General Partner

(SIGNATURE)         /s/  J. MARK GROSVENOR
(NAME AND TITLE)    J. MARK GROSVENOR, President and Director of GHG
(DATE)              MARCH 26, 1999


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(REGISTRANT)        NASHVILLE SUPER 8 LTD.,
                    A California Limited Partnership
                    By:   GHG Hospitality, Inc.
                    Corporate General Partner

(SIGNATURE)         /s/ J. MARK GROSVENOR
(NAME AND TITLE)    J. MARK GROSVENOR, President and Director of GHG
(DATE)              MARCH 26, 1999

(SIGNATURE)         /s/ STEPHEN D. BURCHETT
(NAME AND TITLE)    STEPHEN D. BURCHETT, Vice President of GHG
(DATE)              MARCH 26, 1999

(SIGNATURE)         /s/ SYLVIA MELLOR CLARK
(NAME AND TITLE)    SYLVIA MELLOR CLARK, Controller of GHG
(DATE)              MARCH 26, 1999