Form 10QSB
period 1999-03-31
NASHVILLE SUPER 8 LTD
filed 1999-05-13
CIK 820062

          SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C.  20549

    Form 10-QSB - Quarterly or Transitional Report

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES               EXCHANGE ACT OF 1934

          For the quarterly period ended    March 31, 1999

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT

     For the transition period from                        to

            Commission File Number    33-16163-LA

            Nashville Super 8 Ltd., A California Limited Partnership
           (Exact name of small business issuer as specified in its charter)

           California                          33-0249749
(State or other jurisdiction of          (U. S. Employer Identification Number
incorporation or organization)             Identification Number)

                   PMB 296, 3725 Talbot Street, San Diego, CA 92106
                       (Address of principal executive offices)

                                   (619) 294-9435
                             (Issuer's telephone number)

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

Balance Sheet as of March 31, 1999 and December 31, 1998.

Statement of Operations for the three months ended March 31, 1999 and March 31, 1998.

Statement of Cash Flows for the three months ended March 31, 1999 and March 31, 1998.

Notes to Financial Statements.

                            NASHVILLE SUPER 8 LTD.
                      A California Limited Partnership
                              Balance Sheet
                   March 31, 1999 and December 31, 1998
                               (Unaudited)
                              (Part 1 of 2)

                                               March 31,      December 31,
          ASSETS                                  1999             1998
Current Assets:
  Cash and cash equivalents                $  331,589       $   350,562
  Accounts receivable                           4,901             5,620
  Operating supplies                                0                 0
  Prepaid expenses                              3,557             3,557
  Due from affilitiates (note 4)                    0               628
                                          -----------          ----------
       Total current assets                   340,047           360,367

Investment property, at cost:
  Land                                              0                 0
  Building and improvements                         0                 0
  Furniture, fixtures and equipment                 0                 0
                                         --------------      -------------
                                                    0                 0
Less accumulated depreciation                       0                 0
                                          --------------      ------------
   Investment property,
   net of accumulated depreciation                  0                 0
                                          --------------      -------------
Franchise fees, net (note 3)                        0                 0
                                          --------------      -------------
                                           $  340,047         $ 360,367
                                          ==============     ==============

   See accompanying notes to financial statements

                          NASHVILLE SUPER 8 LTD.
                  A California Limited Partnership
                            Balance Sheet
               March 31, 1999 and December 31, 1998
                             (Unaudited)
                            (Part 2 of 2)

         LIABILITIES AND                     March 31,           December 31,
    PARTNER'S CAPITAL ACCOUNTS                 1999                   1998
Current liabilities:
  Accounts payable and accrued expenses       $30,443              $ 53,698
  Due to affiliates (note 4)                      346                     0
                                            -----------           ----------
   Total current liabilities                   30,789                53,698
                                            -----------           ----------
Long-term debt (note 5)                             0                     0
                                            -----------           ----------
   Total liabilities                        $  30,789              $ 53,698
                                            -----------           ----------
Partners' capital accounts (deficit):
 General Partners:
  Cumulative net earnings                 $     8,761                 8,761
  Cumulative cash distributions               (77,205)              (77,205)
                                            ------------         ------------
                                              (68,444)              (68,444)
 Limited partners:
  Capital contributions, net of
           offering costs                   3,449,823             3,449,823
  Cumulative net earnings                     (87,877)              (90,466)
  Cumulative cash distributions            (2,984,244)           (2,984,244)
                                           -------------        -------------
                                              377,702               375,113
                                           -------------        -------------
   Total partners' capital accounts           309,258               306,669
                                           ------------         ------------
                                          $   340,047              $360,367
                                          =============         ============


  See accompanying notes to financial statements.

               NASHVILLE SUPER 8 LTD.
          A California Limited Partnership
              Statement of Operations
                 Three Months Ended
         March 31, 1999 and March 31, 1998
                    (Unaudited)

                                   Three Months Ended      Three Months Ended
                                    March 31, 1999             March 31, 1998

Revenues:
  Income from Discontinued operations   $       0                $       0
  Interest Income                           2,590                      778
                                      --------------           --------------
                                        $   2,590                $     778
                                      --------------           --------------
Expenses:
   Loss from Discontinued operations    $       0                $  46,135
                                      ---------------          ---------------
                                                0                $   46,135
                                      ---------------          ---------------

            Net earnings                $   2,590                $  (45,357)
                                      ==============           ===============

     Net earnings per limited
              partnership interest       $  .65                     $ (10.27)
                                        =========                  ==========

  See accompanying notes to financial statements.

               NASHVILLE SUPER 8 LTD.
          A California Limited Partnership
              Statement of Cash Flows
             For the Three Months Ended
         March 31, 1999 and March 31, 1998
                    (Unaudited)

                                     Three Months Ended    Three Months Ended
                                         March 31, 1999        March 31, 1998
Cash flows from operating activities:
  Net earnings (loss)                       $    2,590           $   (45,357)
  Adjustments to reconcile net income to cash:
    Depreciation and amortization                    0                27,540
    Changes in assets and liabilities:
   (Increase) decrease in other assets             719                 4,685
    Increase (decrease) in liabilities:
       Accounts payable and accrued expenses   (23,255)              (33,311)
        Due to/from Affiliates                     974                (2,901)
                                            ------------           ------------
Net cash provided by operating activities      (18,972)              (49,344)
                                            ------------          -------------
Cash flows used in or provided from investing
activities:
       Acquisition & construction costs of
       investment property                           0                 (3,200)
                                           -------------          -------------
       Net cash (used in)/provided from
        investing activities                         0                 (3,200)
                                           --------------         -------------
Cash flows from financing activities:
   Increase(decrease) to Notes payable               0                 (2,154)
   Cash distributions to partners                    0                      0
                                           ---------------        --------------
     Net cash (used in) financing activities         0                 (2,154)
                                           ---------------        --------------
     Net increase (decrease) in cash           (18,972)               (54,698)

Cash and cash equivalents,beginning of period  350,561                159,319
                                           -------------          -------------
Cash and cash equivalents, end of period       331,589                104,621
                                           =============          ============

  See accompanying notes to financial statements.

                                      NASHVILLE SUPER 8 LTD.,
                                   A California Limited Partnership
                                     Notes to Financial Statement
                                             March 31, 1999
                                               (Unaudited)

Readers of this quarterly report should refer to the partnership audited financial statements and annual report Form 10-KSB (File No. 33-16163-LA) for the period ended December 31, 1998, as certain footnote disclosures which would substantially duplicate those contained in such financial reports have been omitted from this report.

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

                    NASHVILLE SUPER 8 LTD.,
                A California Limited Partnership
                 Notes to Financial Statement
                        March 31, 1999
                         (Unaudited)
The following is a summary of the Partnership's significant accounting policies:
Discontinued Operations

All of the Partnership's operations are related to the motel business which was sold on November 16, 1998. Accordingly, all of the revenues and expenses of the Partnership prior to the sale have been presented as discontinued operations in the accompanying statements of operations. Loss on disposal of discontinued operations includes estimated expenses of $66,553 to administer the affairs of the Partnership until its final liquidation and dissolution. Approximately $16,663 of the estimated expenses were incurred in 1998 and $19,447 were incurred for the three months ended March 31, 1999. $30,443 of these expenses remain unpaid at March 31, 1999. This estimate could change in the next year due to unforeseen circumstances.

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

               NASHVILLE SUPER 8 LTD.,
            A California Limited Partners
               Notes to Financial Statement
                     March 31, 1999
                      (Unaudited)
Use of Estimates

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

                                      NASHVILLE SUPER 8 LTD.,
                                    A California Limited Partnership
                               Notes to Financial Statement (Continued)
                                            March 31, 1999
                                               (Unaudited)

Note 4. RELATED PARTY TRANSACTIONS

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

At March 31, 1999, $346 was owed to GHG and GMS relating to these operating expenses.

Note 5. LONG-TERM DEBT

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

Note 6.  ADJUSTMENTS

In the opinion of the general partners, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the three months ended March 31, 1999.

                                      NASHVILLE SUPER 8 LTD.,
                                    A California Limited Partnership
                               Notes to Financial Statement (Continued)
                                               March 31, 1999
                                                   (Unaudited)

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

On November 16, 1998, the Partnership sold its motel property and related furniture, fixtures, and equipment, operating supplies, and franchise rights to AM & PS, LLC, A Tennessee Limited Liability Company (the Purchaser) for $2,900,000 in cash. Net cash proceeds received by the Partnership from the sale were $2,578,512 after deducting the payment of the first trust deed of $156,931 sales commissions and other costs paid outside of escrow of $114,453, and net pro rations and other closing costs of $50,104. The sale was approved by limited partners holding a majority of the Partnership's limited partnership interests pursuant to a Consent Solicitation Statement dated October 17, 1998.

               NASHVILLE SUPER 8 LTD.,
           A California Limited Partnership
             Notes to Financial Statement
                   March 31, 1999
                     (Unaudited)

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

Accrued expenses as of March 31, 1999, includes estimated costs of $30,443 to administer the affairs of the Partnership until the final liquidation and dissolution, which as of the date of this report management estimates to be before or during the 4th quarter of 1999.

     Results of Operations:

All of the Partnership's operations are related to the motel business which was sold on November 16, 1998.

Loss on disposal of discontinued operations of $(188,166) in 1998 is comprised of a loss of $104,660 on the sale of the motel and related assets, costs of $16,953 associated with obtaining the consent of limited partners to sell the motel and liquidate and dissolve the Partnership, and estimated expenses of $66,553 to administer the affairs of the Partnership from the date of the sale until the final liquidation and dissolution. Management estimates that this final liquidation and dissolution will occur before or during the 4th quarter of 1999. Approximately $30,443 of the estimated expenses remained unpaid at March 31, 1999.

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

                      NASHVILLE SUPER 8 LTD.,
                 A California Limited Partnership
                    Notes to Financial Statement
                           March 31, 1999
                            (Unaudited)

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

(REGISTRANT)                     NASHVILLE SUPER 8 LTD.,
                                 A California Limited Partnership
                                 By:    GHG Hospitality, Inc.
                                        Corporate General Partner


By   (SIGNATURE)             / s /   Stephen D. Burchett
     (NAME AND TITLE)                Stephen D. Burchett, Vice President
     (DATE)                          March 12, 1999


By   (SIGNATURE)0            / s /   Sylvia Mellor Clark
     (NAME AND TITLE)                Sylvia Mellor Clark, Controller
     (DATE)                          March 12, 1999