Form 10QSB
period 1999-06-30
NASHVILLE SUPER 8 LTD
filed 1999-08-16
CIK 820062

          SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C.  20549

    Form 10-QSB - Quarterly or Transitional Report

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES               EXCHANGE ACT OF 1934

          For the quarterly period ended    June 30, 1999

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

Balance Sheet as of June 30, 1999 and December 31, 1998.

Statement of Operations for the three months and six months ended June 30, 1999 and June 30, 1998.

Statement of Cash Flows for the three months and six months ended June 30, 1999 and June 30, 1998.

Notes to Financial Statements.

                            NASHVILLE SUPER 8 LTD.
                      A California Limited Partnership
                              Balance Sheet
                   June 30, 1999 and December 31, 1998
                               (Unaudited)
                              (Part 1 of 2)

                                               June 30,      December 31,
          ASSETS                                  1999             1998
Current Assets:
  Cash and cash equivalents                $        0       $   350,562
  Accounts receivable                               0             5,620
  Operating supplies                                0                 0
  Prepaid expenses                                  0             3,557
  Due from affilitiates (note 4)                    0               628
                                          -----------          ----------
       Total current assets                         0           360,367

Investment property, at cost:
  Land                                              0                 0
  Building and improvements                         0                 0
  Furniture, fixtures and equipment                 0                 0
                                         --------------      -------------
                                                    0                 0
Less accumulated depreciation                       0                 0
                                          --------------      ------------
   Investment property,
   net of accumulated depreciation                  0                 0
                                          --------------      -------------
Franchise fees, net (note 3)                        0                 0
                                          --------------      -------------
                                           $        0         $ 360,367
                                          ==============     ==============

   See accompanying notes to financial statements

                          NASHVILLE SUPER 8 LTD.
                  A California Limited Partnership
                            Balance Sheet
               June 30, 1999 and December 31, 1998
                             (Unaudited)
                            (Part 2 of 2)

         LIABILITIES AND                     June 30,           December 31,
    PARTNER'S CAPITAL ACCOUNTS                 1999                   1998
Current liabilities:
  Accounts payable and accrued expenses       $     0              $ 53,698
  Due to affiliates (note 4)                        0                     0
                                            -----------           ----------
   Total current liabilities                        0                53,698
                                            -----------           ----------
Long-term debt (note 5)                             0                     0
                                            -----------           ----------
   Total liabilities                        $       0              $ 53,698
                                            -----------           ----------
Partners' capital accounts (deficit):
 General Partners:
  Cumulative net earnings                 $     8,761                 8,761
  Cumulative cash distributions               (77,205)              (77,205)
                                            ------------         ------------
                                              (68,444)              (68,444)
 Limited partners:
  Capital contributions, net of
           offering costs                   3,449,823             3,449,823
  Cumulative net earnings                     (82,012)              (90,466)
  Cumulative cash distributions            (3,299,367)           (2,984,244)
                                           -------------        -------------
                                               68,444               375,113
                                           -------------        -------------
   Total partners' capital accounts                 0               306,669
                                           ------------         ------------
                                          $         0              $360,367
                                          =============         ============


  See accompanying notes to financial statements.

               NASHVILLE SUPER 8 LTD.
          A California Limited Partnership
              Statement of Operations
        Three Months and Six Months Ended
         June 30, 1999 and June 30, 1998
                    (Unaudited)

                                     Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                       1999       1998        1999      1998
Revenues:
  Income from Discontinued operations $ 3,308   $    0       $3,308   $     0
  Interest Income                       2,558      410        5,147     1,188
                                      --------  -------     --------  -------
                                      $ 5,866   $  410        8,455     1,188
                                      --------  --------    --------  -------
Expenses:
 Loss from Discontinued operations          0    3,804            0    49,939
                                      --------  --------    --------  --------
                                            0    3,804            0    49,939
                                      --------  --------    --------  --------

      Net earnings                   $  5,866  $(3,394)     $ 8,455 $ (48,751)
                                      ======== ========    ======== ==========

   Net earnings per limited
           partnership interest       $  1.48    $(.77)      $2.13    $(11.04)
                                      ========= ========   =========  ========

  See accompanying notes to financial statements.

               NASHVILLE SUPER 8 LTD.
          A California Limited Partnership
              Statement of Cash Flows
    For the Three Months and Six Months Ended
         June 30, 1999 and June 30, 1998
                    (Unaudited)

                                       Three Months Ended    Six Months Ended
                                             June 30,            June 30,
                                          1999      1998      1999     1998
Cash flows from operating activities:
  Net earnings (loss)                 $   5,866  $ (3,394)   $ 8,455   $(48,751)
  Adjustments to reconcile net income to cash:
    Depreciation and amortization             0    27,936          0     55,476
    Changes in assets and liabilities:
   (Increase) decrease in other assets    8,460   (14,846)     9,179    (10,161)
    Increase (decrease) in liabilities:
     Accounts payable/accrued expenses  (30,443)   11,802    (53,698)   (21,509)
     Due to/from Affiliates                (346)    2,375        628       (526)
                                       --------- ---------    -------- ---------
Net cash provided by
        operating activities            (16,464)   23,873    (35,436)   (25,471)
                                       --------- ---------   --------- ---------
Cash flows used in or provided from investing
activities:
   Investment property expenditures           0  (31,108)          0    (34,308)
                                       --------- ---------  ---------- ---------
       Net cash (used in)/provided from
        investing activities                  0  (31,108)          0    (34,308)
                                       --------- --------- ----------- ---------
Cash flows from financing activities:
   Increase(decrease) to Notes payable        0   (2,177)         0     (4,271)
   Cash distributions to partners      (315,125)       0   (315,125)          0
                                       --------- --------- ----------- ---------
Net cash (used in) financing activities(315,125)  (2,177)  (315,125)    (4,271)
                                       --------- --------- ----------- ---------
 Net increase (decrease) in cash       (331,589)  (9,352)  (350,561)   (64,050)

Cash/cash equivalents,begin.of period   331,589  104,621    350,561     159,319
                                       --------- --------- ---------- ----------
Cash/cash equivalents,end of period           0   95,269          0      95,269
                                       ========= ========= ========== ==========

  See accompanying notes to financial statements.

                                      NASHVILLE SUPER 8 LTD.,
                                   A California Limited Partnership
                                     Notes to Financial Statement
                                             June 30, 1999
                                               (Unaudited)

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

The Partnership paid a liquidating distribution to the limited partners of $2,289,400 ($575.95 per interest) on November 25, 1998. At that time the Partnership retained some cash to cover its remaining liabilities and any unexpected claims. In June 1999 the Partnership paid all the remaining expenses and claims. The remaining funds of $315,125 ($79.28 per interest) was then paid as a final distribution to the limited partners on 6/25/999. The partnership will be dissolved on or before August 31, 1999. Since the partnership was in existence in 1999 a final partnership tax return for 1999 will be filed and final K1s will be mailed to the partners before March 1, 2000.

The liquidation and dissolution of the Partnership was approved by limited partners holding a majority of the Partnership's limited partnership interests pursuant to a Consent Solicitation Statement dated
October 17, 1998.

                    NASHVILLE SUPER 8 LTD.,
                A California Limited Partnership
                 Notes to Financial Statement
                        June 30, 1999
                         (Unaudited)
The following is a summary of the Partnership's significant accounting policies:
Discontinued Operations

All of the Partnership's operations are related to the motel business which was sold on November 16, 1998. Accordingly, all of the revenues and expenses of the Partnership prior to the sale have been presented as discontinued operations in the accompanying statements of operations. 1998 loss on disposal of discontinued operations included estimated expenses of $66,553 to administer the affairs of the Partnership until its final liquidation and dissolution.
The actual costs for administrating the liquidation and dissolution were $63,747. Approximately $16,663 of these expenses were paid in 1998 and $47,084 were paid during the six months ended June 30, 1999. The difference between the actual dissolution expenses of $63,747 and the $66,553 estimated at December 31, 1998 equals $2,806 which was classified to other income for the six month ended June 30, 1999.

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

               NASHVILLE SUPER 8 LTD.,
            A California Limited Partners
               Notes to Financial Statement
                     June 30, 1999
                      (Unaudited)
Use of Estimates

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

                                      NASHVILLE SUPER 8 LTD.,
                                    A California Limited Partnership
                               Notes to Financial Statement (Continued)
                                            June 30, 1999
                                               (Unaudited)

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

At June 30, 1999, intercompany balances owed to GHG and GMS relating to these operating expenses were paid in full.

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

Note 6.  ADJUSTMENTS

In the opinion of the general partners, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the three months and six months ended June 30, 1999.

                                      NASHVILLE SUPER 8 LTD.,
                                    A California Limited Partnership
                               Notes to Financial Statement (Continued)
                                          June 30, 1999
                                           (Unaudited)

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

               NASHVILLE SUPER 8 LTD.,
           A California Limited Partnership
             Notes to Financial Statement
                   June 30, 1999
                     (Unaudited)

The Partnership paid a liquidating distribution to the limited partners of $2,289,400 ($575.95 per interest) on November 25, 1998. At that time the Partnership retained some cash to cover its remaining liabilities and any unexpected claims. In June 1999 the Partnership paid all remaining expenses and claims. The remaining cash available of $315,125 ($79.28 per interest) was then paid to the limited partners on 6/25/99 as a final distribution. The Partnership will be dissolved on or before August 31, 1999. Since the partnership was in existence in 1999 a final partnership tax return for 1999 will be filed and final K1s will be mailed to the partners before March 1, 2000.

The liquidation and dissolution of the Partnership was approved by limited partners holding a majority of the Partnership's limited partnership interests pursuant to a Consent Solicitation Statement dated October 17, 1998.

Accrued expenses as of December 31, 1998, included estimated costs of $66,553 to administer the affairs of the Partnership until the final liquidation and dissolution, which actually totaled $63,747 resulting in $2,806 being charged to other income for the six months ended June 30, 1999.

     Results of Operations:

All of the Partnership's operations are related to the motel business which was sold on November 16, 1998.

The 1998 loss on disposal of discontinued operations [$(188,166)] was comprised of a loss of $104,660 on the sale of the motel and related assets, costs of $16,953 associated with obtaining the consent of limited partners to sell the motel and liquidate and dissolve the Partnership, and estimated expenses of $66,553 to administer the affairs of the Partnership from the date of the sale until the final liquidation and dissolution. The actual costs to adminster the affairs of the Partnership until final liquidation and dissolution totaled $63,747. This difference ($2,806) was charged to other income for the six months ended June 30, 1999.

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

                      NASHVILLE SUPER 8 LTD.,
                 A California Limited Partnership
                    Notes to Financial Statement
                           June 30, 1999
                            (Unaudited)

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

(REGISTRANT)                     NASHVILLE SUPER 8 LTD.,
                                 A California Limited Partnership
                                 By:    GHG Hospitality, Inc.
                                        Corporate General Partner


By   (SIGNATURE)             / s /   Stephen D. Burchett
     (NAME AND TITLE)                Stephen D. Burchett, Vice President
     (DATE)                          August 12, 1999


By   (SIGNATURE)0            / s /   Sylvia Mellor Clark
     (NAME AND TITLE)                Sylvia Mellor Clark, Controller
     (DATE)                          August 12, 1999